Form 10-K
period 2022-06-30
Longduoduo Co Ltd
filed 2022-10-13
CIK 1892316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-260951

LONGDUODUO COMPANY LIMITED

(Exact name of registrant as specified in its charter)

Nevada	37-2018431
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

419, Floor 4, Comprehensive Building,

Second Light Hospital, Ordos Street,

Yuquan District, Hohhot,

Inner Mongolia,

China

Office: +86 (0472) 510 4980

(Address, including zip code, and telephone number, including area code,

of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 300,000,000 shares of the issuer’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

i

PART I

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K.

Item 1. Business

Corporate Structure

Longduoduo Company Limited (“Longduoduo”) was incorporated in the State of Nevada on October 25, 2021. Longduoduo’s principal corporate address is 419, Floor 4, Comprehensive Building, Second Light Hospital, Ordos Street, Yuquan District, Hohhot, Inner Mongolia, China, 010000. Our telephone number is +86 (0472) 510 4980. Our registered agent for service of process is Incorp Services, Inc., 3773 Howard Hughes Pkwy, Suite 500S, Las Vegas Nevada 89169-6014. Our website address is www.longduoduo.net. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this prospectus, and the inclusion of our website address in this prospectus is an inactive textual reference only. You should not rely on any such information in making your decision whether to purchase our common stock.

Longduoduo through its operating subsidiaries, which are headquartered in Hohhot, Ordos, Baotou and Ulanqab of China, is engaged in the business of providing comprehensive and high-quality preventive healthcare solutions. Through third-party healthcare service providers, we provide a wide range of comprehensive preventive healthcare services including disease screening, healthcare treatments, healthcare products and other services. The Company mainly focus on prevention of myocardial infarction, cerebral infarction, hemiplegia, and cardiovascular and cerebrovascular diseases. Our customers are primarily individual customers who have been introduced by our other customers and our sales agents. Longduoduo currently has 83 full-time employees.

The following chart describes our current corporate structure:

Longduoduo Company Limited (Hong Kong) (“Longduoduo HK”), was established on July 26, 2021 under the laws of Hong Kong. On October 26, 2021, Longduoduo issued 300,000,000 shares of its common stock to the original shareholders of Longduoduo HK, in exchange for 100% of the outstanding shares of Longduoduo HK (the “Share Exchange”).

Longduoduo Health Technology Company Limited (“Longduoduo Health Technology”), a privately held Limited Company, registered in Inner Mongolia, China on August 20, 2020. On August 16, 2021, Longduoduo HK acquired 100% of Longduoduo Health Technology from the original shareholders of Longduoduo Health Technology.

Inner Mongolia Qingguo Health Consulting Company Limited (“Qingguo”), a privately held Limited Company, registered in Inner Mongolia, China on June 18, 2020. On September 8, 2020, Longduoduo Health Technology acquired 90% of Qingguo from the original shareholders of Qingguo.

Inner Mongolia Rongbin Health Consulting Company Limited (“Rongbin”), a privately held Limited Company, registered in Inner Mongolia, China on March 18, 2021. Longduoduo Health Technology has controlled 80% of Rongbin since inception.

Inner Mongolia Chengheng Health Consulting Company Limited (“Chengheng”), a privately held Limited Company, registered in Inner Mongolia, China on April 9, 2021. Longduoduo Health Technology has controlled 80% of Chengheng since inception.

Inner Mongolia Tianju Health Consulting Company Limited (“Tianju”), a privately held Limited Company registered in Inner Mongolia, China on July 5, 2021. Longduoduo Health Technology has controlled 51% of Tianju since inception.

The transactions summarized above are treated in our financial statements as a corporate restructuring (reorganization) of entities under common control, as each of the seven entities have at all times been under the control of Mr. Zhang Liang. Therefore, in accordance with ASC 805-50-45-5, the current capital structure has been retroactively presented in prior periods as if such structure existed at that time and the entities under common control are presented on a combined basis for all periods. Since all of the subsidiaries were under common control for all periods presented, the results of these subsidiaries are included in the Company’s financial statements for all periods.

Our Business

Our operating subsidiaries, Longduoduo Health Technology, Qingguo, Rongbin, Chengheng and Tianju, through third-party healthcare service providers, provide comprehensive and high-quality preventive healthcare solutions including a wide range of comprehensive preventive healthcare services, including disease screening, healthcare treatments, healthcare products and other services. The Company mainly focuses on prevention of myocardial infarction, cerebral infarction, hemiplegia, and cardiovascular and cerebrovascular diseases.

Our operating subsidiaries cooperate with our third-party healthcare service providers such as hospitals to serve customers located in Hohhot, Ordos, Baotou and Ulanqab of China. We believe that by building a network of third-party healthcare service providers, product suppliers and our sales agents, we can offer a broader array of products and services to potential customers. Working with our third-party healthcare service providers, the Company provides preventive healthcare solutions including the below:

●	Meridian-regulating and Consciousness-restoring Iatrotechnics- a traditional Chinese medicine treatment that is anti-thrombotic to prevent and treat cardiovascular and cerebrovascular diseases.

●	Double Blood Purification – treatment for cardiovascular and cerebrovascular diseases that involves the removal of pathogens and toxins from the blood through physical means such as filtration.

●	Immunological Ozonated Autohemotherapy; the Third-generation Ozone Therapy Device – Autologous Blood Immunotherapy - prevention and treatment of cardiovascular and cerebrovascular diseases relying on the use of an ozone therapy device to remove pathogens and toxins from the blood.

●	PRP (platelet-rich plasma) – prevention and treatment of joint inflammation and injury through the use of platelet rich plasma.

●	Relaxation therapy - a traditional Chinese medicine treatment that is used to treat joint function limitation caused by soft tissue adhesion such as periarthritis of shoulder

●	Vegetative Nerve Regulation - a treatment to treat neck, shoulder, back and leg pain

●	Microwave Therapy – through the use of specific equipment, heat is provided deep into the skin to reduce inflammation, detumescence, relieve pain and improve tissue blood circulation, prevent and cure lumbar muscle strain, arthritis, periarthritis of shoulder and other diseases.

All medical services above are provided by our healthcare service providers that are licensed medical institutions such as hospitals or medical clinics. These medical services are provided directly to our customer by our healthcare service providers, and our healthcare service providers bear the risk in medical procedures.

Our operating subsidiaries have contracted with six third-party healthcare service providers. The contracts are set out below:

●	Leasing and Cooperation Agreement, dated March 26, 2021 and expiring on March 31, 2026, by and between Inner Mongolia Qinguo Health Consulting Co., Ltd. and Hohhot Aihua Traditional Chinese Medicine Hospital, which is located in Hohhot. Under the terms of this agreement, Hohhot Aihua Traditional Chinese Medicine Hospital offers services such as “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “PRP”, “Relaxation therapy”, “Vegetative Nerve Regulation (anterior)” and other conventional therapies.

●	Leasing and Cooperation Agreement, dated October 15, 2020 and expiring on October 15, 2025, by and between Longduoduo Health Technology Co., Ltd and Batou Jinshi Zhongyi Nephropathy Hospital, which is located in Baotou. Under the terms of this agreement, Batou Jinshi Zhongyi Nephropathy Hospital offers services such as “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Double Blood Purification” and “Immunological Ozonated Autohemotherapy” etc.

●	Cooperation Agreement, dated May 29, 2021 and expiring on May 28, 2026, by and between Inner Mongolia Chengheng Health Consulting Co., Ltd and Zhongyi Hospital Branch of Inner Mongolia Jiuzun Health Examination Co., Ltd, which is located in Ordos. Under the terms of this agreement, Zhongyi Hospital Branch of Inner Mongolia Jiuzun Health Examination Co., Ltd offers services such as “the Third-generation Ozone Therapy Device – Autologous Blood Immunotherapy” etc.

●	Leasing and Cooperation Agreement, dated June 20, 2021 and expiring on June 19, 2022, by and between Longduoduo Health Technology Co., Ltd and Ulanqab Mengzhong Rehabilitation TCM Hospital Co., Ltd, which is located in Ulanqab. Under the terms of this agreement, Ulanqab Mengzhong Rehabilitation TCM Hospital Co., Ltd offers services such as “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “PRP”, “Relaxation therapy”, “Vegetative Nerve Regulation” and other conventional therapies.

●	Cooperation Contract for Microwave Therapy, dated March 28, 2021 and expiring on March 28, 2024, by and between Inner Mongolia Rongbin Health Consulting Co., Ltd and Wu Yumei, which is located in Baotou. Under the terms of this agreement, Wu Yumei offers services such as “Microwave Therapy”.

●	Cooperation Agreement, dated September 5, 2021 and expiring on September 4, 2026, by and between Longduoduo Health Technology Co., Ltd and Ordos Xinhai Yihecheng Mengzhongyi Hospital, which is located in Ordos. Under the terms of this agreement, Ordos Xinhai Yihecheng Mengzhongyi Hospital offers +services such as “Immunological Ozonated Autohemotherapy”, “2000ml Immunological Ozonated Autohemotherapy” and “Meridian-regulating and Consciousness-restoring Iatrotechnics” etc.

Our operating subsidiaries pay service fees to these third-party healthcare service providers based on the number of health products, medical examinations and the services they provide for our customers. We carefully select our third-party healthcare service provider based on our internal assessment of the quality of the provider’s institution and staff. We assess potential third-party healthcare service providers and chose future third-party healthcare service providers that fits our business based on the following points:

●	Services-whether service providers provide the required or complementary services, the venue & qualifications for the cooperation programs as well as the management of medical quality & safety, medical staff, medicines and consumables etc;

●	Location- whether the venue is convenient for our customers.

●	Price- whether the medical examination and treatment price is acceptable.

●	Reputation-whether the providers have a good reputation.

●	Equipment-whether the provider possess advanced medical equipment.

In the long run, by leveraging our growing network of medical centers, large and loyal customer base, established demographic and disease information database, we plan to expand the scope of our service offerings to include other healthcare services and ultimately establish our company as a leading health management service provider in China. We intend to achieve our goal by implementing the following strategies:

●	further expanding our product offerings; and

●	continue to expand our network coverage nationwide; and

●	further upgrade our service standards to enhance the customer experience.

The successful execution of our business plan is subject to risks and uncertainties related to our business and industry, including those relating to our ability to:

●	maintain and enhance the recognition and reputation of our Longduoduo brand;

●	compete effectively;

●	manage our growth or execute our strategies effectively;

●	provide superior customer experience and offer services at attractive prices to meet customer needs and preferences;

●	manage and expand our relationships with suppliers and third-party service providers;

●	secure and retain the services of qualified personnel.

We face significant competition from two main types of competitors: the medical examination departments of major public hospitals and private medical examination companies. Some of our current or future competitors may have longer operating histories, greater brand recognition, better supplier relationships, larger customer bases or greater financial, technical or marketing resources than we do. There is no assurance that we will be able to successfully compete against these larger and better funded competitors.

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively.

We rely on our third-party healthcare service providers to provide services to our customers under cooperation arrangements with us. We require and expect these third-party healthcare service providers to possess the licenses and qualifications that are required for their operations and to adhere to certain performance standards both in terms of customer service and the quality of the medical care that they provide. We generally do not have control over the quality of service or medical care that these third-parties provide. They may not at all times possess the permits or qualifications required by laws and regulations or may fail to meet other regulatory requirements for their operations. In addition, they may engage in conduct which our customers find unacceptable, including providing poor service, mishandling sensitive personal healthcare information and committing medical malpractice.

Operating Licenses

Our products and services are subject to regulation by governmental agencies in the PRC and Inner Mongolia Province. Business and company registrations are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses. Our licenses include:

●	Longduoduo Health Technology’s operating license enables us to undertake medical information consulting services, corporate management consulting, health management consulting services and so on. The registration number is 91150104MA0QTDXG5T, which is valid from August 20, 2020, and expires on August 19, 2050.

●	Qingguo’s operating license enables us to undertake sales of food, health management consulting services; medical information consulting services and so on. The registration number is 91150104MA13Q5X152, which is valid from June 18, 2020, with no expiration date.

●	Rongbin’s operating license enables us to undertake medical information consulting services, corporate management consulting, health management consulting services and so on. The registration number is 91150207MA13UKC301, which is valid from March 18, 2021, and expires on March 17, 2051.

●	Chengheng’s operating license enables us to undertake medical information consulting services, corporate management consulting, health management consulting services and so on. The registration number is 91150602MA7YN4JE2Q, which is valid from April 09, 2021, and expires on April 08, 2051.

●	Tianju’s operating license enables us to undertake sales of class I medical equipment, pre-packaged food, hygiene products, cosmetics, and disinfection products; health management consulting services; medical information consulting services; software development; biotechnology promotion services; beauty services (excluding medical beauty), technical services, and technology Consultation; leasing of medical equipment. The registration number is 91150902MA7YPWL408, which is valid from July 5, 2021 to July 4, 2051.

Competition

We face significant competition from two main types of competitors: the medical examination departments of major public hospitals and private medical examination companies. The private medical examination market is further segmented into (i) large national companies; (ii) regional providers; and (iii) numerous local independent medical examination centers located in nearly every city in China.

We believe our primary competitive advantages over our competitors include:

●	strong sales and marketing efforts; and

●	the innovation of the market business idea and flexible management mechanism.

We believe that we are well-positioned to effectively compete on the basis of the factors listed above. However, some of our current or future competitors may have longer operating histories, greater brand recognition, better supplier relationships, larger customer bases or greater financial, technical or marketing resources than we do. There is no assurance that we will be able to successfully compete against these larger and better funded competitors.

Income Taxes

United States

Longduoduo Company Limited is subject to a tax rate of 21% in the United States of America.

Hong Kong

Longduoduo HK was incorporated in Hong Kong and is subject to Hong Kong profits tax. Longduoduo HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%. The Company did not have any income (loss) subject to the Hong Kong profits tax.

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the year ended June 30, 2022 and 2021.

Employees

The Company has 83 full-time employees. Of those 83, Qingguo has 14 full-time employees, Rongbin has 21 full-time employees, Chengheng has 14 full-time employees, Tianju has 11 full-time employees and Longduoduo Health Technology has 23 full-time employees.

The Company’s employees include 23 with management responsibilities, 26 with administrative and operations responsibilities, and 34 responsible for customer services.

All of our employees are located in the PRC. None of our employees are represented by a labor union or similar collective bargaining organization.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this 10K before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. These factors, among others, caused our independent auditor, in its audit opinion for the fiscal year ended June 30, 2022, to express substantial doubt about the Company’s ability to continue as a going concern.

The Company’s operations have been financed primarily by advances and loans from related parties and proceeds from sales of shares. Zhang Liang was the primary sources of financing for the early operations of the entity. Nevertheless, there can be no assurance that we would be able to raise the additional funding needed to implement our business plans or cover unanticipated costs.

Since we are an early stage company, have not generated significant revenues and have experienced recurring losses, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in implementing our business plans.

Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the effort of expanding our business. Further, we cannot guarantee that we will be successful in realizing sufficient revenues or in achieving or sustaining positive cash flows at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional financing through loans or additional sales of our equity securities to continue business operations, which could dilute the value of any shares you purchase.

Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China, our industry or on us. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect our ability to raise capital and the market price of our shares.

Furthermore, the SEC has issued statements primarily focused on companies with significant China-based operations, such as us. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with a Variable Interest Entity, or a VIE structure. We do not have a VIE structure and are not in an industry that is subject to foreign ownership limitations by China. Further, we believe that we have robust disclosures relating to our operations in China, including the relevant risks noted in Chairman Gensler’s statement. However, it is possible that the Company’s periodic reports and other filings with the SEC may be subject to enhanced review by the SEC and this additional scrutiny could affect our ability to effectively raise capital in the United States.

In response to the SEC’s July 30 statement, the China Securities Regulatory Commission (CSRC) announced on August 1, 2021, that “it is our belief that Chinese and U.S. regulators shall continue to enhance communication with the principle of mutual respect and cooperation, and properly address the issues related to the supervision of China-based companies listed in the U.S. so as to form stable policy expectations and create benign rules framework for the market.” While the CSRC will continue to collaborate “closely with different stakeholders including investors, companies, and relevant authorities to further promote transparency and certainty of policies and implementing measures,” it emphasized that it “has always been open to companies’ choices to list their securities on international or domestic markets in compliance with relevant laws and regulations.”

If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our shares.

 COVID-19 has adversely impacted our business and may further impact our business, financial results and liquidity for an unknown period of time.

The COVID-19 pandemic has led government and other authorities to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and temporary closure of business operations. With respect to the Longduoduo business, the primary adverse result of the COVID-19 pandemic has been a serious interruption from time to time caused by temporary closure of business operations, especially the third-party healthcare service providers who were required to temporarily close. In particular, as our third-party healthcare service provider are the key to patients’ treatment, our inability to supply third-party healthcare services due to COVID-19 restrictions seriously delayed the growth of our business.

In response to COVID-19, we took steps to reduce operating costs and improve efficiency, including slowing down our business plan. The interruption of our third-party healthcare services supply and the steps we took to reduce the risk to our employees from COVID-19 both negatively impacted our schedule for achieving development of our business.

We are unable to predict the extent to which the pandemic and related impacts may adversely impact our business operations, financial performance, consolidated results of operations and consolidated financial position in the future or interfere with the achievement of our strategic objectives.

We rely on third party providers to provide our offered services and could be liable and suffer reputational harm if a third-party service provider provides inferior service or harms a customer, which may have a material adverse effect on our business, financial condition, results of operations and prospects.

We rely on our third-party healthcare service providers to provide services to our customers under cooperation arrangements with us. We require and expect these third-party healthcare service providers to possess the licenses and qualifications that are required for their operations and to adhere to certain performance standards both in terms of customer service and the quality of the medical care that they provide. We generally do not have control over the quality of service or medical care that these third-parties provide. They may not at all times possess the permits or qualifications required by laws and regulations or may fail to meet other regulatory requirements for their operations. In addition, they may engage in conduct which our customers find unacceptable, including providing poor service, mishandling sensitive personal healthcare information and committing medical malpractice. We could be exposed to reputational harm and possible liability as a result of our having serviced a customer through a third-party service provider that performs unsatisfactorily, which may result in a materially adverse effect on our business, financial condition, results of operations and prospects.

A computer system failure, security breach or a breach of data privacy or security obligations may disrupt our business, damage our reputation and adversely affect our results of operations, financial condition and cash flows.

We rely on computer and information systems and internet and network connectivity to conduct a large portion of our business operations. This includes the need to securely store, process and transmit confidential information, including personal information. In many cases this also includes transmission and processing to or through commercial customers, business partners and third-party service providers. The introduction of new technologies, computer system failures, cyber-crime attacks or security or privacy breaches may materially disrupt our business operations, damage our reputation, result in regulatory and litigation exposure, investigation and remediation costs, and materially and adversely affect our results of operations, financial condition and cash flows.

The information security risk that we face includes the risk of malicious outside forces using public networks and other methods, including social engineering and the exploitation of targeted offline processes, to attack our systems and information. It also includes inside threats, both malicious and accidental. For example, human error and lack of sufficiently automated processing can result in improper information exposure or use. We also face risk in this area due to our reliance in many cases on third-party systems, all of which may face cyber and information security risks of their own. Third-party administrators or distribution partners used by us or our subsidiaries may not adequately secure their own information systems and networks, or may not adequately keep pace with the dynamic changes in this area. Potential bad actors that target us and our applicable third parties may include, but are not limited to, criminal organizations, foreign government bodies, political factions, and others. There is no guarantee that the measures that we take will be sufficient to stop all types of attacks or mitigate all types of information security or privacy risks.

If we fail to maintain adequate processes and controls or if we or our business partners fail to comply with relevant laws and regulations, policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or other confidential information could occur. Such control inadequacies or non-compliance could cause disrupted operations and misstated or unreliable financial data, materially damage our reputation or lead to increased regulatory scrutiny or civil or criminal penalties or litigation, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyse personal information and customer data to better manage our business, subject to applicable laws and regulations and other restrictions. It is possible that additional regulatory or other restrictions regarding the use of such techniques may be imposed. Such restrictions and obligations could have material impacts on our business, financial conditions and/or results of operations.

We operate in a competitive environment and competing facilities and services could harm our business, financial condition, results of operations and prospects.

There are numerous hospitals and private clinics providing medical examination services and, at the high end of the market, many Chinese hospitals have VIP wards that cater to affluent customers. We face significant competition from two main types of competitors: the medical examination departments of major public hospitals and private medical examination companies. The private preventive healthcare market is further segmented into large franchise companies, regional providers and numerous local independent medical examination centers located in nearly every city in China. We compete primarily on the basis of price, quality of service, convenience, location, brand recognition and reputation. We do not have the same level of brand recognition as some of the medical examination centers of large public hospitals, and in some regional markets our brand is not as established and our geographical coverage is not as extensive as that of our private competitors. Furthermore, we lack the equipment necessary for certain highly technical medical tests. Many competing hospitals that are government-owned are exempt from income taxes on their medical income, which provides them with a significant competitive advantage over us. Furthermore, as the barrier to entry is low, competing hospitals, clinics or other facilities may commence new operations or expand existing operations, which would increase their competitive position and potentially erode our business, financial condition, results of operations and prospects.

We have incurred significant net losses and we may continue to experience significant losses in the future.

We have incurred significant net losses since our inception. We had net losses of $7,557,818 and $378,204 in the 2022 and 2021 fiscal years, respectively. We had an accumulated deficit of $7,840,244 as of June 30, 2022. We cannot assure you that we will be able to generate net profits or positive cash flow from operating activities in the future. The deficit occurred because the company paid a lot of marketing expense to exploit the market and expand our scale. Accordingly, we intend to continue to exploit the market and expand our nationwide network coverage. As a result of these planned expenditures, we believe that we may incur net losses for some time in the future.

We may not be able to effectively control and manage our planned growth.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. If our business and markets grow and develop, it will be necessary for us to finance and manage expansion accordingly. In addition, we may face challenges in managing our expanding service offerings. Such growth would place increased demands on our existing management, employees and facilities. Our failure to meet these demands could interrupt or adversely affect our operations and cause administrative inefficiencies. Additionally, failure to execute our planned growth strategy could have a material adverse effect on our financial condition and results of operation.

Expansion of our healthcare services could be affected by the expansion of government-sponsored social medical insurance available to the Chinese population that is not available now.

Most government-sponsored social medical insurance in China does not cover medical examinations. In certain locations where government-sponsored social medical insurance covers medical examinations, we have cooperating hospitals that are qualified institution under such insurance coverage. Currently, most of our individual customers pay directly for medical examinations. If government-sponsored social medical insurance is further expanded to cover medical examinations in more geographical locations, and Longduoduo does not become a qualified institution for such coverage, certain of our customers may discontinue or terminate their relationship with us, and certain individual customers may opt to use other medical institutions covered by such medical insurance rather than pay for our services. As a result, the expansion of government-sponsored social medical insurance could materially and adversely affect our business, financial condition and results of operations.

Additional capital, if needed, may not be available on acceptable terms, if at all, and any additional financing may be on terms adverse to your interests.

We may need additional cash to fund our operations. Our capital needs will depend on numerous factors, including market conditions and our profitability. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund expansion, successfully promote our brand name, develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business and reduce the value of your investment.

If we are able to raise additional funds if and when needed by issuing additional equity securities, you may experience significant dilution of your ownership interest and holders of these new securities may have rights senior to yours as a holder of our common stock. If we obtain additional financing by issuing debt securities, the terms of those securities could restrict or prevent us from declaring dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced.

There is no assurance that we will be able to obtain additional funding if it is needed, or that such funding, if available, will be obtainable on terms and conditions favorable to or affordable by us. If we cannot obtain needed funds, we may be forced to curtail our activities.

 Risks Relating to our Management

The loss of the services of any of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our products and sales.

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers, Zhang Liang, our President and Chairman of the Board of Director, Zhou Hongxiao, Chief Executive Officer (CEO), Secretary and director, and our Chief Financial Officer, Kang Liping. They are developing our business, which will depend on our ability to identify and retain competent employees with the skills required to execute our business objectives. The loss of the services of any of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our products and services, which could adversely affect our financial results and impair our growth.

If we are unable to hire, retain or motivate qualified personnel, consultants, independent contractors, and advisors, we may not be able to grow effectively.

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, all future success depends largely on our ability to retain key consultants and advisors. We cannot assure that any skilled individual will agree to become an employee, consultant, or independent contractor of Longduoduo Company Limited. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a new public reporting company, we will be in a continuing process of developing, establishing, and maintaining internal controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting if and when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Although our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the date we are no longer an emerging growth company, our management will be required to report on our internal controls over financial reporting under Section 404. If we fail to achieve and maintain the adequacy of our internal controls, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed may reveal other material weaknesses or that the material weaknesses described above have not been fully remediated. If we do not remediate the material weaknesses described above, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

Our lack of an independent audit committee and audit committee financial expert at this time may hinder our board of directors’ effectiveness in monitoring the Company’s compliance with its disclosure and accounting obligations. Until we establish such a committee, we will be unable to obtain a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of directors function as our audit committee and is comprised of two directors. An independent audit committee would play a crucial role in the corporate governance process, assessing our Company’s processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may deprive the Company of management’s independent judgment. We may, however, have difficulty attracting and retaining independent directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange. Therefore, until such time as we meet the audit committee independence requirements of a national securities exchange, we will be ineligible for listing on any national securities exchange.

Our board of directors acts as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors, which has no independent members, acts as the compensation committee for the Company and determines the compensation and benefits of our executive officers, will administer our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that an executive officer on the board may have influence over his or her personal compensation and may obtain benefits levels that may not be commensurate with our financial performance.

Limitations on director and officer liability and indemnification of our Company’s officers and directors by us may discourage shareholders from bringing a lawsuit against an officer or director.

Our Company’s certificate of incorporation and bylaws provide, with certain exceptions as required by governing state law, that a director or officer shall not be personally liable to us or our shareholders for breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage shareholders from bringing a lawsuit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on the Company’s behalf against a director or officer.

Our management has no experience managing a public company.

At the present time, none of our management has experience in managing a public company. This may hinder our ability to establish effective controls and systems and comply with all applicable requirements associated with being a public company. If compliance problems result, these problems could have a material adverse effect on our business, financial condition or results of operations. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to our new compliance requirements. Moreover, these requirements will increase our legal, accounting and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect it will be difficult and expensive for us to obtain director and officer liability insurance. These requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as will be required under Section 404 of the Sarbanes Oxley Act of 2002.

Risks Related to Doing Business in the PRC

Failure to comply with any PRC laws and regulations may adversely affect our business, investments and results of operations.

Our China operations are subject to PRC laws and regulations including but not limited to the laws and regulations on taxation, employment and social welfare, product quality and consumer protection, foreign investment, foreign exchange, online trading and E-commerce, food business and so on. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Changes in the policies of the PRC government could have an adverse effect on our business.

Policies of the PRC government can have significant effects on the economic conditions in the PRC. Although the PRC government has been pursuing economic reform policies and transitioning to a market-oriented economy, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social conditions. Further, regulatory agencies in China may periodically, and sometimes abruptly with little to no advance notice, change their enforcement practices. Therefore, prior enforcement activity, or lack of enforcement activity, is not necessarily predictive of future actions. Our business could be adversely affected by changes in PRC government policies, including but not limited to changes in policies relating to taxation, currency conversion, imports and exports, and ownership of private enterprises.

Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.

Our operating subsidiaries are incorporated under and governed by the laws of the PRC. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. As a significant part of our business is conducted in China, our operations are principally governed by PRC laws and regulations. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as our company, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, our PRC subsidiary may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

Intellectual property rights and confidentiality protections in China may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you. Moreover, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

The PRC government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such intervention in or influence on our business operations or action to exert more oversight and control over securities offerings and other capital markets activities, once taken by the PRC government, could adversely affect the business, financial condition and results of operations and the value of China-based companies, or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

PRC regulation of loans to, and direct investments in, PRC entities by offshore holding companies may delay or prevent us from using our capital reserves to make loans or additional capital contributions to our PRC operating subsidiaries.

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our operating entity by means of loans or capital contributions. Any capital contributions or loans that we, as an offshore entity, make to our Company’s PRC subsidiaries, are subject to PRC regulations. Any loans to our PRC subsidiaries, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with SAFE, or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, are subject to the requirement of making necessary filings in FICMIS, and registration with other government authorities in China. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our Company’s PRC subsidiaries or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

Because our principal assets are located outside of the United States and because almost all of our directors and all our officers reside outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers or to enforce judgments of United States courts against us or them in the PRC.

All of our present officers and directors reside outside of the United States. In addition, our operating subsidiaries, Longduoduo Health Technology, Qingguo, Rongbin, Chengheng and Tianju are located in the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

The recent joint statement by the SEC and PCAOB and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which amended the HFCA Act and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. These developments could add uncertainties to our business operations.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities will be prohibited to trade on a national securities exchange or in the over the counter trading market in the U.S. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

On June 22, 2021, the U.S. Congress passed the Accelerating Holding Foreign Companies Accountable Act, which amends the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years. This reduced the time period before securities of non-compliant issuers may be prohibited from trading or delisted from three years to two years.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 16, 2021, PCAOB issued a report on its determination that the PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the PRC, because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (the “HFCAA”). If the PCAOB is unable to inspect or investigate completely a registered public accounting firm headquartered in mainland China or Hong Kong because of a position taken by one or more authorities in mainland China or Hong Kong, investors are deprived of the benefits of such PCAOB inspections, which could cause investors to lose confidence in audit procedures and the quality of financial statements. In addition, under the HFCAA, a company’s securities may be prohibited from trading on the U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not inspected by the PCAOB, and this ultimately could result in a company’s common stock being delisted.

The audit report included in this prospectus, and our annual report on Form 10-K for the year ended June 30, 2021, incorporated by reference was issued by KCCW Accountancy Corp. (“KCCW CPA”), a U.S.-based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. Our auditor is headquartered in Los Angeles, California and is subject to inspection by the PCAOB on a regular basis with the last inspection in 2019. We have no intention of dismissing KCCW CPA in the future or of engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement.

However, the recent developments would add uncertainties to our situation and we cannot assure you whether regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. It remains unclear what the SEC’s implementation process related to the June 2021 interim final amendments will entail or what further actions the SEC or the PCAOB will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, the June 2021 interim final amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

Restrictions contained in Chinese law on the ability of overseas securities regulators to collect information in China may deny investors in our Company the benefits of U.S. securities regulation.

China has often restricted U.S. regulators’ access to information and limited regulators’ ability to investigate or pursue remedies with respect to China-based issuers, generally citing to state secrecy and national security laws, blocking statutes, or other laws or regulations. In addition, according to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator can directly conduct investigations or evidence collection activities within the PRC and no entity or individual in China may provide documents and information relating to securities business activities to overseas regulators without Chinese government approval. The SEC, U.S. Department of Justice, and other U.S. authorities face substantial challenges in bringing and enforcing actions against China-based issuers and their officers and directors. As a result, investors in our Company may not benefit from a regulatory environment that fosters effective enforcement of U.S. federal securities laws.

According to Article 177, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from OTC Markets or other applicable trading market within the US.

Governmental control of currency conversion may affect the value of your investment.

The People’s Republic of China (PRC) government imposes controls on the convertibility of Renminbi (RMB) into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures in connection with a commercial transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due, finance our cash requirements, service debt or make dividend or other distributions to our shareholders, all of which may adversely affect your investment.

The fluctuation of RMB may materially and adversely affect your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Because our principal assets are located outside of the United States and because almost all of our directors and all our officers reside outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers or to enforce judgments of United States courts against us or them in the PRC.

All of our present officers and directors reside outside of the United States. In addition, our operating subsidiaries, Longduoduo Health Technology, Qingguo, Rongbin, Chengheng and Tianju, are located in the PRC and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of our operations as well as regarding our employees and third parties. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations. We believe that we are in compliance with the Cyber Security Law, given that: (i) our products and services are sold offline; and (ii) we do not have an online platform.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides the main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect us and the quotation of our securities on the Over-the-Counter Bulletin Board. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, quotation of our securities on the OTC may be prohibited and we may be subject to fines and penalties. We believe that we will not be subject to the cybersecurity review by the CAC, given that: (i) we are not an “operator of critical information infrastructure” or a “data processor” carrying out data processing activities that affect or may affect national security; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the 2021 Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the 2021 Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which became effective on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all. We believe that we are in compliance with the PRC Data Security Law, given that: (i) Collecting and possessing personal information in our business operations were authorized; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to whether the PRC regulatory agencies may adopt new laws, regulations, rules, or detailed implementation and interpretation. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by PRC regulatory agencies, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

The Chinese government can take regulatory actions and statements to regulate business operations in China with little to no advance notice at any time, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Rules and regulations and the enforcement or interpretation thereof in China can also change with little to no advance notice, and actions related to oversight and control over offerings that are conducted overseas in our China based entities could cause the value of Longduoduo’s securities to significantly decline or be worthless.

The Chinese government has taken and continues to take regulatory actions and statements to regulate over virtually every sector of the Chinese economy through regulation and state ownership, sometimes with very little advance notice. Our ability to operate through our subsidiaries in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, cybersecurity, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could result in a material change in our operations in China and could limit or completely hinder our ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in China properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could render our securities and your investment in our securities worthless.

As such, the Company’s business segments and entities may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to new regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. As a result, the fast-changing rules and regulation could potentially impact our operation and profitability in China and as a result, cause the value of Longduoduo’s securities to significantly decline or even become worthless.

If the Administration of Overseas Offering and Listing by Domestic Companies (Draft for Comments) and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) are adopted in their current form, we may be required to obtain the approval of the PRC government for a financing, a business combination, the issuance of our common stock upon exercise of rights, or maintaining our status as a publicly listed company outside China.

The M&A Rules include, among other things, provisions that purport to require that an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by special purpose vehicles. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities, or the Opinions, which emphasized the need to strengthen administration over illegal securities activities and supervision of overseas listings by China-based companies. The Opinions proposed promoting regulatory systems to deal with risks facing China-based overseas-listed companies, and provided that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities.

On December 24, 2021, the State Council published the draft Administrative Provisions on the Overseas Issuance and Listing of Securities by Domestic Companies (Draft for Comments), or the Administrative Provisions, and the CSRC published the draft Measures for Record-filings of the Overseas Issuance and Listing of Securities by Domestic Companies (Draft for Comments), or the Administrative Measures, for public comment.

Pursuant to Article 2 of the Administrative Provisions, domestic enterprises that (i) offer shares, depository receipts, convertible notes or other equity securities overseas, or (ii) list securities on an overseas stock exchange, must complete record-filing procedures and report the relevant information to the CSRC. The CSRC shall determine the record-filing method.

Pursuant to the Article 2 of the Administrative Measures, domestic enterprises that directly or indirectly offer or list securities on an overseas stock exchange shall file with the CSRC within three business days after submitting their initial public offering and/or listing application documents. The requested filing documents include, but are not limited to: (1) a filing report and related undertakings; (2) regulatory opinions, filing or approval documents issued by the relevant authorities (if applicable); (3) security review opinions issued by the relevant authorities, if applicable; (4) a PRC legal opinion; and (5) a prospectus.

On December 27, 2021, the National Development and Reform Commission, or the NDRC, and the MOFCOM jointly promulgated the Special Administrative Measure (Negative List) for the Access of Foreign Investment (2021 Version), or the Negative List, which became effective on January 1, 2022. According to Article 6 of the Negative List, domestic enterprises engaging in businesses in which foreign investment is prohibited shall obtain approval from the relevant authorities before offering and listing their shares on an overseas stock exchange. In addition, certain foreign investors shall not be involved in the operation or management of the relevant enterprise, and shareholding percentage restrictions under relevant domestic securities investment management regulations shall apply to such foreign investors.

If the CSRC or another PRC regulatory body subsequently determines that its approval is needed for a securities offering by the Company, a business combination, the issuance of our common stock upon exercise of rights, or maintaining our status as a publicly listed company outside China, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC regulatory agencies. In any such event, these regulatory agencies may delay a potential business combination, impose fines and penalties, limit our acquisitions and operations of a target business in China, or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, and or cause the value of our common stock to significantly decline or become worthless.

Risks Relating to Our Common Stock

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (ii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Ordinary Shares held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial public offering. The exemptions available to emerging growth companies include the right to present only two years of audited financial statements in our registration statements and annual reports, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act relating to internal controls, reduced disclosure about executive compensation arrangements, and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. Some of these exemptions are also available to us as a smaller reporting company (i.e. a company with less than $250 million of its voting equity held by non-affiliates). We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. The decision to opt out is irrevocable.

Because the worldwide market value of our common stock held by non-affiliates, or public float, was below $250 million on the last day of our second fiscal quarter, we are also a “smaller reporting company” as defined under the Exchange Act. Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act. As a smaller reporting company, we are not required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	present more than two years of audited financial statements in our registration statements and annual reports on Form 10-K; or

●	present any selected financial data in such registration statements and annual reports filings made by the Company.

Because we will be subject to “penny stock” rules, the level of trading activity in our stock may be reduced.

It is likely that our common stock will be classified as a “penny stock’ when trading is initiated and for an indeterminate period thereafter. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Shareholders do not have pre-emptive rights, which will cause them to experience dilution if we issue additional securities.

At any time or times, we may issue and sell additional shares of our authorized but previously unissued shares of common stock, preferred stock, or common stock warrants on such terms and conditions as our Board of Directors, in its sole discretion, may determine without consent of our shareholders. Our shareholders do not have pre-emptive rights to acquire additional shares should we in the future issue or sell additional securities. Thus, we are not required to offer any existing shareholder the right to purchase his or her pro rata portion of any future issuance of securities and, therefore, upon the issuance of any additional securities by us hereafter, our shareholders will not be able to maintain their then existing pro rata ownership in our outstanding shares of common stock, preferred stock, or common stock warrants without additional purchases of securities at the price then set internally by us.

We are unlikely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Our insiders own the majority of the outstanding shares of our stock, and accordingly, will have control over stockholder matters, the Company’s business and management.

One member of our Board of Directors owns, in aggregate, common stock representing 51.31% of the outstanding shares of our common stock. While he continues to hold the majority of the voting power in our Company, this director will have effective control over the Company. In particular, the director will have the ability to:

●	Elect or defeat the election of our directors;

●	Prevent amendment of our articles of incorporation or bylaws;

●	Prevent a merger, sale of assets or other corporate transaction; and

●	Affect the outcome of any other matter submitted to the shareholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to affect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholder.

In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

The Company does not own any real property. We believe the premises we now have under lease will be adequate for our operations for the foreseeable future.

Office Leases

In April of 2021, Qingguo entered into an operating cooperation agreement with Hohhot Aihua Traditional Chinese Medicine Hospital. Under the terms Qingguo is able to use its office space (approximately 700 square meters) free of charge during the period between April 1, 2021 to March 31, 2026. On May 27, 2022, both sides re-sign the agreement leased this office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from May 27, 2022, Qingguo is committed to make a lease payment of approximately $9,295 per year for 1 year.

In October of 2020, Longduoduo Health Technology entered into an operating cooperation agreement with Baotou Jin’s Traditional Chinese Medicine Nephropathy Hospital Co., Ltd. Under the terms, Longduoduo Health Technology is able to use its office space (approximately 1000 square meters) free of charge during the period between October 15, 2020 to October 15, 2025. On March 18, 2021, Longduoduo Health Technology entered into an assignment agreement with Rongbin, pursuant to which Longduoduo Health Technology transferred all the rights and obligations under the cooperation agreement to Rongbin.

In March of 2021, Chengheng leased an office space (approximately 1500 square meters) under an operating lease agreement from Wudun Qiqige. Under the terms of the agreement, Chengheng is committed to make lease payments of approximately RMB700,000 for the period between April 1, 2021 to March 31, 2023.

In June of 2021, Longduoduo Health Technology entered into a contract of Medical Technology Commissioned Service and the supplementary agreement with Ulanqab Mengzhong Rehabilitation TCM Hospital Co., Ltd. Under the terms, Longduoduo Health Technology is able to use its office space (approximately 600 square meters) free of charge during the period between June 20, 2021 to June 19, 2026.

In August 28, 2021, Longduoduo Health Technology entered into an agreement with Xinhai Yihecheng Pension Operation Services Co., Ltd. Under the terms, Longduoduo Health Technology got the joint use right of Xinhai Yihecheng Health Management Center (Club) with an area of 2,916.69 m2 for free during the period between August 28, 2021 to August 27, 2022.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the OTC Pink Market for unsolicited quotes only. There is no active trading market for our shares of common stock.

Holders of Securities

As of the date of filing of this report, we had 49 shareholders of record and 300,000,000 outstanding shares of common stock, par value $0.001.

There are currently effective prospectuses that will permit the public resale of 146,079,853 shares of our common stock now held by shareholders.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on our common stock. The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entities in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not have any unregistered sales of equity securities during the fiscal quarter ended June 30, 2022.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal quarter ended June 30, 2022.

Item 6. [Reserved]

Smaller reporting companies are not required to provide information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

Results of Operations for the Years Ended June 30, 2022 and 2021

The following table shows key components of the results of operations during the years ended June 30, 2022 and 2021:

	For the Years Ended June 30,		Change
	2022	2021	$	%
Total revenue	$3,237,993	$413,861	$2,824,132	682%
Cost of revenue	1,005,030	94,234	910,796	967%
Gross Profit	2,232,963	319,627	1,913,336	599%

Total operating expenses	9,788,249	698,041	9,090,208	1,302%
Loss from operations	(7,555,286)	(378,414)	(7,176,872)	1,897%
Other income (expense)	(6,703)	210	(6,913)	(3,292%)
Loss before income taxes	(7,561,989)	(378,204)	(7,183,785)	1,899%
Income taxes	1,576	-	1,576	n/a
Net Loss	(7,563,565)	(378,204)	(7,185,361)	1,900%

The company began operations in April of 2021. During the year ended June 30, 2022, our revenue was $3,237,993, and was attributable to the sale of healthcare services and healthcare products, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. As of June 30, 2022, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, the four of largest cities in Inner Mongolia of China.

Cost of revenue mainly consists of our cost for third-party healthcare service providers who perform healthcare services for our customers and the cost of purchasing products. During the year ended June 30, 2022, our cost of revenue was $1,005,030, with the result that our gross profit was $2,232,963, a gross margin of more than 69%. Gross margin at that level was sufficient to operate profitably. However, we incurred a substantial net loss because the Company issued stock to sales agents for promotional purposes and so incurred significant marketing expense to in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses in fiscal year 2022 increased by $9,090,208, primarily attributable to:

●	$7,221,685 in advertising and promotion expenses incurred in the year ended June 30, 2022, compared to $353,644 recorded in the year ended June 30, 2021. The increase was primarily attributable to the fact that on July 26, 2021, Longduoduo HK issued a total of 3,822 shares, which was exchanged for 114,579,853 common shares of Longduoduo upon the Share Exchange, to 32 sales agents for service compensation expense of $5,824,728.

●	$120,000 in professional fees in the year ended June 30, 2022, compared to $85,000 recorded in the year ended June 30, 2021. The increase was the result of the corporate reorganization, and the expenses of preparing for registration as a reporting company in the United States.

●	$662,813 in salaries and benefits expenses in the year ended June 30, 2022, compared to $86,712 in the year ended June 30, 2021. The increase in our labor costs was primarily caused by the initiation of operations at our new operational entities and fully operations of established entities described above.

●

$1,783,751 in office expenses in the year ended June 30, 2022, compared to $172,685 in the year ended June 30, 2021. The increase was mainly attributable to the fact that on July 26, 2021, Longduoduo HK issued a total of 600 shares, which were exchanged for 18,000,000 common shares of Longduoduo upon the Share Exchange, to Eden Hall Global Capital Cp., Ltd. for service compensation expense of $914,400. The remaining office expenses of $869,351 was due to the expansion of our business.

As described above, our net loss for the year ended June 30, 2022 was $7,563,565, compared to a net loss of $378,204 in the year ended June 30, 2021.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the years ended June 30, 2022 and 2021, foreign currency translation adjustments of $34,745 and $(7,549), respectively, have been reported as other comprehensive income in the consolidated statement of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of June 30, 2022, the Company had $356,672 in cash and cash equivalents. On the same date, we had a working capital deficit of $1,205,692, primarily because we had received $783,110 from customers as prepayment for future services and products but used the majority of the deposited sums to pay ongoing expenses and had only $33,837 in prepayments on our June 30, 2022 balance sheet. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from a public offering and/or debt financing. We expect Zhang Liang, our President, to continue to provide support in the future, if needed. However, we can provide no assurances that we will be able to generate sufficient cash flows from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern.

Cash Flows

The following table summarizes our cash flows for the years ended June 30, 2022 and 2021.

	For the Years Ended June 30,		Change
	2022	2021	$
Net cash provided by operating activities	$28,572	$350,282	$(321,710)
Net cash used in investing activities	(111,882)	(69,617)	(42,265)
Net cash provided by financing activities	179,697	-	179,697
Effect of exchange rate fluctuation on cash and cash equivalents	(12,831)	(7,549)	(5,282)
Net increase (decrease) in cash and cash equivalents	83,556	273,116	(189,560)
Cash and cash equivalents, beginning of year	273,116	-	273,116
Cash and cash equivalents, end of year	$356,672	$273,116	$83,556

Net Cash Provided by Operating Activities

For the year ended June 30, 2022, we had cash provided by operating activities of $28,572, compared to $350,282 for the year ended June 30, 2021. Cash provided by operations during the year ended June 30, 2022 was primarily due to the increase in net loss, offset by the non-cash stock-based compensation, and the increased due to related parties and deposits received.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended June 30, 2022 was $111,882, compared to $69,617 for the year ended June 30, 2021. The cash was used for the purchase of fixed assets and office decoration.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended June 30, 2022 was $179,697, compared to $0 for the year ended June 30, 202 was due to the proceeds from issuance of equity and loan from a third party.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

In our preparation of the financial statements for the year ended June 30, 2022, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. This was the valuation of the shares issued to sales agents, which resulted in a compensation expense of $5,824,728. We based the valuation on average price of proceeds from sale of common stock.

Trends, Events and Uncertainties

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and recurring losses. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations.

The COVID-19 pandemic has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales, which have increased the Company’s financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of the pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt the economic recovery.

The U.S. government, including the SEC, has made statements and taken actions that have led to changes in relations between the U.S. and China, and will impact companies with connections to the United States or China. Those actions by the U.S. government included imposing several rounds of tariffs affecting certain products manufactured in China and imposing sanctions and restrictions in relation to China. Actions by the SEC included issuing statements indicating that it would make enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on U.S.-domiciled companies with significant connections to China, our industry or on us. Any unfavorable government policies on cross-border relations, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect our ability to raise capital and the market price of our shares. If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tensions, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our shares. Changes in United States and China relations and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.

Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that we expect to have a material effect on the Company’s financial position or results of operations. Please refer to Note 2 of our consolidated financial statements included in this annual report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Longduoduo Company Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Longduoduo Company Limited and subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred recurring losses from operations and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the majority of the Company’s revenue is derived from service revenues. The Company provides preventative healthcare consulting services. The sale of such services by the Company is considered complete when the service is provided at that time the sold healthcare package, ownership and risk of loss have been transferred to the customer.

The Company considers the contracts with healthcare service providers contain one performance obligation, and the Company is entitled to the consideration when performance obligation is satisfied at a point in time. The amount of revenue to be recognized is determined by the service contracts between the Company and the healthcare service providers. The Company recognizes revenue when the service is provided.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of the timing and amount of revenue recognition, is a critical audit matter, involved judgment exercised by management in identifying and evaluating the performance obligation. Auditor judgement is involved in performing our audit procedures to evaluate whether the timing and amount of revenue recognition was appropriately stated.

How the Critical Audit Matter Will Be Addressed in the Audit

Our audit procedures over determining the timing and amount of revenue recognition involved, among others, evaluation of management’s assessment in regard to the identification of performance obligation of service revenue. We selected customer agreements and performed the following procedures:

●	Evaluated the terms and conditions of each selected contract and the appropriateness of the accounting treatment within the context of the five-step model prescribed by ASC 606, Revenue from Contracts with Customers, and evaluated whether management’s conclusions were appropriate.
●	Tested the accuracy of management’s calculation of revenue for the performance obligation.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2021.

Diamond Bar, California

October 13, 2022

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2022	2021

Assets
Current Assets:
Cash and cash equivalents	$356,672	$273,116
Other receivables	30,787	42,992
Prepayments	33,837	8,786
Inventories	3,032	-
Due from related parties	-	30,583
Total current assets	424,328	355,477
Property and equipment, net	109,233	67,125
Right-of-use assets	77,106	91,198
Total assets	$610,667	$513,800

Liabilities and Deficit
Current Liabilities:
Accounts payable	$40,812	$180,113
Deferred revenue	788,649	441,219
Accrued expenses	125,954	119,406
Due to related parties	74,558	-
Loan from third party	143,333	-
Security deposits	329,180	-
Other payables	90,162	58,061
Operating lease liabilities, current	34,928	51,185
Other current liabilities	2,444	8,850
Total current liabilities	1,630,020	858,834
Operating lease liabilities, less current portion	2,986	40,013
Total liabilities	1,633,006	898,847

Deficit:
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and 2021	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 300,000,000 and 164,420,147 shares issued and outstanding at June 30, 2022 and 2021, respectively	300,000	164,420
Additional paid-in capital	6,592,234	(163,714)
Accumulated deficit	(7,845,991)	(328,626)
Accumulated other comprehensive loss	24,971	(6,282)
Total stockholders’ deficit	(928,786)	(334,202)
Non-controlling interest	(93,553)	(50,845)
Total deficit	(1,022,339)	(385,047)
Total liabilities and deficit	$610,667	$513,800

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2022	2021

Revenues:
Service revenue	$2,720,160	$413,861
Product revenue	502,964	-
Other revenue	14,869	-
Total revenues, net	3,237,993	413,861
Cost of revenue
Cost of service	928,608	94,234
Cost of product	76,422	-
Total cost of revenues	1,005,030	94,234
Gross profit	2,232,963	319,627

Selling, general and administrative expenses	9,788,249	698,041
Loss from operations	(7,555,286)	(378,414)
Other (expense) income	(6,703)	210
Loss before provision for income taxes	(7,561,989)	(378,204)
Provision for income taxes	1,576	-
Net loss	(7,563,565)	(378,204)
Less: net loss attributable to non-controlling interests	(46,200)	(49,578)
Net loss attributable to common stockholders	$(7,517,365)	$(328,626)

Comprehensive loss:
Net loss	$(7,563,565)	$(378,204)
Foreign currency translation adjustment	34,745	(7,549)
Comprehensive loss	(7,528,820)	(385,753)
Less: comprehensive loss attributable to non-controlling interests	(42,708)	(50,845)
Comprehensive loss attributable to the common stockholders	$(7,486,112)	$(334,908)

Basic and diluted loss per share	$(0.029)	$(0.002)
Weighted average number of shares outstanding	256,169,070	164,420,147

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder’ Deficit	controlling Interest	Total Deficit
Balance at June 30, 2020	164,420,147	$164,420	$(163,714)	$-	$-	$706	$-	$706
Net loss	-	-	-	(328,626)	-	(328,626)	(49,578)	(378,204)
Foreign currency translation adjustment	-	-	-	-	(6,282)	(6,282)	(1,267)	(7,549)
Balance at June 30, 2021	164,420,147	164,420	(163,714)	(328,626)	(6,282)	(334,202)	(50,845)	(385,047)

Stock-based compensation	132,579,853	132,580	6,606,548	-	-	6,739,128	-	6,739,128
Shares issued for lease payment	2,100,000	2,100	104,580	-	-	106,680	-	106,680
Shares issued for the payment of purchasing furniture	300,000	300	14,940	-	-	15,240	-	15,240
Shares issued for cash	600,000	600	29,880	-	-	30,480	-	30,480
Net loss	-	-	-	(7,517,365)	-	(7,517,365)	(46,200)	(7,563,565)
Foreign currency translation adjustment	-	-	-	-	31,253	31,253	3,492	34,745
Balance at June 30, 2022	300,000,000	$300,000	$6,592,234	$(7,845,991)	$24,971	$(928,786)	$(93,553)	$(1,022,339)

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(7,563,565)	$(378,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65,700	2,492
Operating lease expense	88,300	13,212
Stock compensation expense	6,739,128	-
Changes in operating assets and liabilities:
Other receivables	(23,762)	(42,992)
Prepayments	(26,319)	(8,786)
Inventories	(3,358)	-
Due from related parties	11,966	(29,877)
Accounts payable	(137,841)	180,113
Deposits received	376,867	441,219
Accrued expenses	12,545	119,406
Due to related parties	94,728	-
Security deposits	341,541	-
Other payables	93,041	44,849
Payment of operating lease liabilities	(34,081)	-
Other current liabilities	(6,318)	8,850
Net cash provided by operating activities	28,572	350,282

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(111,882)	(69,617)
Net cash used in investing activities	(111,882)	(69,617)

Cash Flows from Financing Activities
Shares issued for cash	30,982	-
Proceeds from short-term borrowing from third party	148,715	-
Net cash provided by Financing Activities	179,697	-

Effect of exchange rate fluctuation on cash and cash equivalents	(12,831)	(7,549)
Net increase in cash and cash equivalents	83,556	273,116

Cash and cash equivalents, beginning of year	273,116	-
Cash and cash equivalents, end of year	$356,672	$273,116

Supplemental Non-Cash Investing and Financing Activities
Share issuance for lease payment	$106,680	$-
Share issuance in exchange for equipment	$15,240	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$70,914	$-

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,576	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Longduoduo Company Limited (“Longduoduo”, together as a group with Longduoduo’s subsidiaries was referred to the “Company” or “we”) was incorporated in the State of Nevada on October 25, 2021. The Company provides comprehensive and high-quality preventive healthcare solutions including a wide range of preventive healthcare services, including disease screening healthcare treatment, healthcare products and other services through a network of third-party healthcare service providers.

Longduoduo’s subsidiaries include:

●	Longduoduo Company Limited (Hong Kong) (“Longduoduo HK”), which was established on July 26, 2021 under the laws of Hong Kong. On October 26, 2021, Longduoduo issued 300,000,000 shares of its common stock to the original shareholders of Longduoduo HK, in exchange for 100% of the outstanding shares of Longduoduo HK (the “Share Exchange”).

●	Longduoduo Health Technology Company Limited (“Longduoduo Health Technology”), a privately held Limited Company registered in Inner Mongolia, China on August 20, 2020. On August 16, 2021, Longduoduo HK acquired 100% of the ownership of Longduoduo Health Technology from the original shareholders of Longduoduo Health Technology.

●	Inner Mongolia Qingguo Health Consulting Company Limited (“Qingguo”), a privately held Limited Company registered in Inner Mongolia, China on June 18, 2020. On September 8, 2020, Longduoduo Health Technology acquired 90% of the ownership of Qingguo from the original shareholders of Qingguo.

●	Inner Mongolia Rongbin Health Consulting Company Limited (“Rongbin”), a privately held Limited Company registered in Inner Mongolia, China. On March 18, 2021. Longduoduo Health Technology controlled 80% of the ownership of Rongbin since established.

●	Inner Mongolia Chengheng Health Consulting Company Limited (“Chengheng”), a privately held Limited Company registered in Inner Mongolia, China on April 9, 2021. Longduoduo Health Technology controlled 80% of the ownership of Chengheng since established.

●

Inner Mongolia Tianju Health Consulting Company Limited (“Tianju”), a privately held Limited Company registered in Inner Mongolia, China on July 5, 2021. Longduoduo Health Technology has controlled 51% of Tianju since inception.

The transactions summarized above are treated in the Company’s financial statements as a corporate restructuring (reorganization) of entities under common control, as each of the seven entities have at all times been under the control of Mr. Zhang Liang. Therefore, in accordance with ASC 805-50-45-5, the current capital structure has been retroactively presented in prior periods as if such structure existed at that time, and the entities under common control are presented on a combined basis for all periods. Since all of the subsidiaries were under common control for all periods presented, the results of these subsidiaries are included in the Company’s financial statements for all periods presented.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Going concern

Management has determined there is substantial doubt about the Company’s ability to continue as a going concern as a result of lack of significant revenues and recurring losses. If the Company is unable to generate significant revenue or secure additional financing, it may be required to cease or curtail its operations. The accompanying consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The Company’s operations have been financed primarily by advances and loans from related parties. Zhang Liang, the president, chairman of the board, director and a shareholder of Longduoduo, will provide support in the future if needed.

Management intends to expand product offerings and increase the Company’s customers, so as to have a stable base for competition. In this manner, Management hopes to generate sufficient operating cash inflow to support its future operations and development of the Company in addition to capital raised from shareholders’ support.

B. Basis of presentation

The accompanying consolidated financial statements are expressed in U.S. Dollars and have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

C. Principles of consolidation

The consolidated financial statements include the accounts of Longduoduo and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of these subsidiaries.

Longduoduo’s subsidiaries as of June 30, 2022 are listed as follows:

Name	Place of Incorporation	Attributable equity interest %	Authorized capital
Longduoduo Company Limited	Hong Kong	100	HK$10,000
Longduoduo Health Technology Company Limited	China	100	0
Inner Mongolia Qingguo Health Consulting Company Limited	China	90	0
Inner Mongolia Rongbin Health Consulting Company Limited	China	80	0
Inner Mongolia Chengheng Health Consulting Company Limited	China	80	0
Inner Mongolia Tianju Health Consulting Company Limited	China	51	0

D. Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the inventory valuation allowance and the treatment of the shares issued. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E. Functional currency and foreign currency translation

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Chinese Renminbi (“RMB’), except the functional currency of Longduoduo HK is the Hong Kong Dollar and the functional currency of Longduoduo is the United States dollar (“US Dollars” or “$”). The reporting currency of these consolidated financial statements is in US Dollars.

The financial statements of Longduoduo’s subsidiaries, which are prepared using the RMB, are translated into the Company’s reporting currency, the US Dollar. Assets and liabilities are translated using the exchange rate at each reporting period end date. Revenue and expenses are translated using weighted average rates prevailing during each reporting period, and stockholders’ equity (deficit) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income or expense.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

For the Years Ended June 30,
		2022	2021
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	6.6977/7.8467	6.4579/7.7652
Revenue and expenses	period weighted average	6.4553/7.8046	6.6228/7.7562

F. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$75,000). As of June 30, 2022 and 2021, the Company had $93,510 and $74,512 cash in excess of the insured amount, respectively.

During the years ended June 30, 2022 and 2021, no customer generated more than 10% of revenue.

During the year ended June 30, 2022, the Company had four major supplier that accounted for over 10% of its total cost of revenue.

	Year ended June 30, 2022
		Percentage of
	Cost of revenue	Cost of revenue

A	$306,404	28%
B	227,615	21%
C	198,839	18%
D	127,848	12%

No supplier accounted for over 10% of total purchase during the year ended June 30, 2021.

G. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of June 30, 2022 and 2021.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H. Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. Depreciation is recorded on a straight-line basis over the useful lives of the assets. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from those accounts and any gain or loss is reflected in income.

The Company capitalizes certain costs associated with the acquisition of software. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s expected useful life.

The estimated useful lives for property and equipment categories are as follows:

Office equipment and furniture	3 years
Leasehold Improvements	1-5 years

I. Fair value measurements

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 820, Fair Value Measurements (“ASC 820”), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value for the assets and liabilities required or permitted to be recorded, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices, other than those in Level 1, in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability,

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

There were no transfers between level 1, level 2 or level 3 measurements for the years ended June 30, 2022 and 2021.

Financial assets and liabilities of the Company are primarily comprised of cash, prepayments, other receivables, due from related parties, accounts payable and accrued expenses, payroll payable, tax payable and other payables. As of June 30, 2022 and 2021, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J. Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The company’s revenues are from customers in People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

K. Revenue recognition

The Company adopted FASB ASC Section 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sales of products and services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that economic benefits will flow to the entity, and specific criteria have been met for each of the Company’s activities as described below.

Service and Product Revenue

The Company sells healthcare package, including healthcare consulting services and healthcare products. Customers may purchase healthcare services package, or healthcare services combined with nutritional products. Currently all sales of products are bundled with healthcare services. The combination of services and products are generally capable of being distinct and accounted for as separate performance obligations. For the sale of healthcare package that includes services and products, the Company allocates revenues based on their relative selling prices.

The Company sells healthcare service package to a customer which represents the rights to services purchased by the Company. The delivery of healthcare service package to a customer represents a separate performance obligation. The Company’s policy is to recognize the service revenue when service is provided, at that time the sold healthcare service package, ownership and risk of loss have been transferred to the customer. Accordingly, revenue is recognized at the point in time when the service is provided. Service revenue is recognized when the healthcare service package has been delivered to the customer as no remaining performance obligation after the delivery of healthcare service package.

Management regularly reviews the sales return and allowance based on historical experience. Any subsequent sales return and cancellations are recognized upon notification from the customers. The amount of sales return allowance for the sale of healthcare service package amounted to $4,817 and $0 as of June 30, 2022 and June 30, 2021, respectively. Management’s estimated sales return were 1.09% and 0%, respectively, of the total service revenue for the year ended June 31, 2022 and 2021.

Product revenue mainly resulted from the sale of healthcare and nutritional products, including Collagen peptide, Calcium tablet and other products. The Company recognized revenue when the product has been delivered, ownership and risk of loss have been transferred to the customer. The Company accepts returns in case of the products are well packaged and can be resold. Management regularly reviews the sales return and allowance based on historical experience. The amount of sales return allowance for the sale of healthcare products amounted to $997 and $0 as of June 30, 2022 and June 30, 2021, respectively. Management’s estimated sales return were 1.35% and 0%, respectively, of the total product revenue for the year ended June 30, 2022 and 2021.

The Company typically collects fees before delivery of healthcare package. Amounts received from a customer before the delivery of healthcare package are recorded as deferred revenue on the Consolidated Balance Sheets.

Cost of Revenues

Cost of service consists primarily of the cost of healthcare service package purchased from third party healthcare service providers to fulfill a contract with a customer, and no asset was recognized from the costs incurred to obtain or fulfill a contract with a customer.

Cost of products consists primarily of the cost of healthcare products purchased from suppliers. Cost of products is recognized when the product has been delivered to the customer.

L. Income taxes

The Company follows FASB ASC Section 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-30, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or the deferred tax asset valuation allowance.

As a result of the implementation of ASC 740-10, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740-10. The Company recognized no material adjustments to liabilities or shareholder’s equity as a result of the implementation.

M. Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding during the period.

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of June 30, 2022 and 2021, the Company was not party to any contract to issue shares

N. Risks and uncertainties

In March 2020, the World Health Organization (“WHO”) declared the coronavirus (COVID 19), a global pandemic and public health emergency. The WHO has recommended containment and mitigation measures worldwide and domestically, self-isolation and shelter-in-place requirements have been or are being put in place. At this point, the Company cannot reasonably estimate the length or severity of this pandemic, or the extent to which this disruption may impact its financial statements and future results of operations. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 outbreak and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition.

O. Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of operations and cash flows.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PREPAYMENTS AND DEFERRED EXPENSES

Prepayments and deferred expenses primarily include prepaid equipment, leasing and products in advance to suppliers. As of June 30, 2022 and 2021, prepayments and deferred expenses were $33,837 and $8,786, respectively.

NOTE 4. PROPERTY AND EQUIPMENT

At June 30, 2022 and 2021, property and equipment, at cost, consisted of:

	June 30,	June 30,
	2022	2021

Office equipment and furniture	$104,458	$35,058
Leasehold improvement	70,561	34,623
Total	175,019	69,681
Accumulated depreciation	65,786	2,556
Total property and equipment, net	$109,233	$67,125

The Company recorded depreciation expense of $65,700 for the years ended June 30, 2022, of which $59,937 was recorded as operating expense and $5,763 was recorded as cost of revenue.

The Company recorded depreciation expense of $2,492 for the year ended June 30, 2021, which was recorded as operating expense.

NOTE 5. LOAN FROM THIRD PARTY

In March 2022, the Company had advances from a third party, Jinrong Health Technology (Hainan) Co., Ltd. for working capital purpose. The loans are non-interest bearing and due on demand. As of June 30, 2022, the outstanding loan balance was $143,333.

NOTE 6. RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties consists of the following:

Name of related parties	June 30, 2022	June 30, 2021
Zhang Liang	$-	$4,034
Zhou Hongxiao	-	26,549
	$-	$30,583

Due to related parties

Due to related parties consists of the following:

Name of related parties	June 30, 2022	June 30, 2021
Zhang Liang	$5,353	$-
Zhou Hongxiao	69,205	-
	$74,558	$-

Zhang Liang is the President, Chairman of the Board, director and a shareholder of Longduoduo, and Zhou Hongxiao is the CEO of Longduoduo. These advances due from related parties and due to related parties were unsecured, repayable on demand, and bear no interest.

NOTE 7. INCOME TAXES

United States

Longduoduo is subject to the U.S. corporation tax rate of 21%.

Hong Kong

Longduoduo HK was incorporated in Hong Kong and is subject to Hong Kong profits tax. Longduoduo HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%. The Company did not have any income (loss) subject to the Hong Kong profits tax.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the year ended June 30, 2022 and 2021.

A reconciliation of income before income taxes for domestic and foreign locations for the years ended June 30, 2022, and 2021 is as follows:

	For the years ended June 30,
	2022	2021
United States	$146,606	$82,551
Foreign	7,415,383	295,653
Loss before income taxes	$7,561,989	$378,204

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	June 30	June 30
	2022	2021
Income tax (benefit) at USA statutory rate	(21)%	(21)%
U.S. valuation allowance	21%	21%
Income tax (benefit) at PRC statutory rate	(25)%	(25)%
PRC valuation allowance	25%	25%
Effective combined tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Longduoduo Health Technology and subsidiaries in China.

As of June 30, 2022, Longduoduo Health Technology and its subsidiaries has total net operating loss carry forwards of approximately $955,683 in the PRC that expire through 2027. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $238,921 and $73,913 related to its operations in the PRC as of June 30, 2022 and 2021, respectively. The PRC valuation allowance has increased by approximately $165,008 and $73,913 for the year ended June 30, 2022, and 2021, respectively.

The Company has incurred losses from its United States operations during the year ended June 30, 2022 of approximately $146,606. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $48,123 and $17,336 against the deferred tax assets related to the Company’s United States operations as of June 30, 2022 and 2021, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $30,787 and $17,336 for the year ended June 30, 2022, and 2021, respectively.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the Company has significant business operations. The tax years under examination vary by jurisdiction. The table below presents the earliest tax year that remain subject to examination by major jurisdiction.

The year as of
U.S. Federal	June 30, 2021
China	June 30, 2020

NOTE 8. LEASE

Operating Lease Agreements – On March 31, 2021 the Company leased office space (approximately 1500 square meters) under non-cancellable operating lease agreement with a third party Wudun Qiqige, in Ordos. Under the terms of the agreement, the Company is committed to make a one-time lease payment of $106,680, or RMB 700,000, for the lease period from April 1, 2021 to March 31, 2023.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease Agreements - On August 25, 2021 the Company leased a car under non-cancellable operating lease agreement with a third party, Zhengzhou Zhengdong New District Yijiu Rental Car. Under the terms of the agreement, the Company is committed to make total lease payments of $74,946, or RMB 480,000, committed to make lease payments of $3,123 per month for the lease period from August 25, 2021 to August 25, 2023.

In April 2021, Qingguo entered into an operating cooperation agreement with Hohhot Aihua Traditional Chinese Medicine Hospital. Under the terms Qingguo is able to use its office space (approximately 700 square meters) free of charge during the period between April 1, 2021 to March 31, 2026. On May 27, 2022, both sides re-sign the agreement leased this office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from May 27, 2022, Qingguo is committed to make lease payments of approximately $9,295 per year for 1 year.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $89,168 and $13,212 for the year ended June 30, 2022 and 2021, respectively.

Balance sheet information related to the Company’s leases is presented below:

	June 30, 2022	June 30, 2021
Assets
Operating lease right of use assets	$77,106	$91,198
Liabilities
Operating lease liabilities – current	$34,928	$51,185
Operating lease liabilities – non-current	2,986	40,013
Total Operating lease liabilities	$37,914	$91,198

The following provides details of the Company’s lease expenses:

	For the year ended June 30,
	2022	2021
Operating lease expenses	$88,300	$13,212

Other information related to leases is presented below:

	For the year ended June 30,
	2022	2021
Cash Paid for Amounts Included in Measurement of Liabilities:
Operating cash flows from operating leases	$34,081	$-
Weighted Average Remaining Lease Term:
Operating leases	1.15 years	1.75 years
Weighted Average Discount Rate
Operating leases	4.75%	4.75%

As most of the Company’s leases do not provide an implicit rate, the Company uses 1-5 years borrowing rate from bank of 4.75% based on the information available at commencement date in determining the present value of lease payments.

Maturities of lease liabilities were as follows:

For the year ending June 30:
2023	$35,833
2024	2,986
Total lease payments	38,819
Less: imputed interest	905
Total lease liabilities	$37,914

Under the terms of the agreement, the Company was required to satisfy the lease payment obligation of $106,680, or RMB 700,000, by issuing the common stock of Longduoduo to the lessor. These shares have been issued during the year ended June 30, 2022 (see Note 10).

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. CONTINGENCIES

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingency as of June 30, 2022 and 2021.

NOTE 10. STOCKHOLDERS’ DEFICIT

On July 26, 2021, Longduoduo HK issued a total of 600 shares, or equivalent to 18,000,000 common shares of Longduoduo upon the Share Exchange, to Eden Hall Global Capital Cp., Ltd. for service compensation expense of $914,400.

On July 26, 2021, Longduoduo HK issued a total of 3,822 shares, or equivalent to 114,579,853 common shares of Longduoduo upon the Share Exchange, to 32 sales agents for service compensation expense of $5,824,728.

On July 26, 2021, Longduoduo HK issued a total of 100 shares, or equivalent to 3,000,000 common shares of Longduoduo upon the Share Exchange, to Wudun Qiqige (see Note 8) for the lease payment of approximately $106,680, or RMB 700,000, for the payment of purchasing furniture of approximately $15,240, or RMB 100,000, and for cash of approximately $30,480, or RMB 200,000.

NOTE 11. BASIC AND DILUTED EARNINGS PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations is shown as follows:

	For the year ended June 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(7,517,365)	$(328,626)
Denominator:
Basic and diluted weighted-average number of shares outstanding	256,169,070	164,420,147
Net income per share:
Basic and diluted	$(0.029)	$(0.002)

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. The Company holds 90%, 80%, 80% and 51% interest of Qingguo, Chengheng, Rongbin and Tianju as of June 30, 2022, respectively.

As of June 30, 2022 and 2021, the non-controlling interests in the consolidated balance sheet was ($93,553) and ($50,845), respectively.

For year ended June 30, 2022, the comprehensive loss attributable to common stockholders and non-controlling interests were $7,486,112 and $42,708, respectively.

For year ended June 30, 2021, the comprehensive loss attributable to common stockholders and non-controlling interests were $334,908 and $50,845, respectively.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2022 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2022. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our internal financial staff lack expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles.

●	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.

●	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2022 for the purposes described in this paragraph.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of June 30, 2022, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the four material weaknesses identified above under the heading “Evaluation of Disclosure Controls and Procedures.”

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2022.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company.

Our management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures, as well as its internal control over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow. However, our management cannot guarantee that the measures taken or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the year ended June 30, 2022 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name and Address*	Age	Position/Title
Zhang Liang	39	President and Chairman of the Board
Zhou Hongxiao	46	Chief Executive Officer and Director
Kang Liping	39	Chief Financial Officer

*	The business address for all directors and officers is 419, Floor 4, Comprehensive Building, Second Light Hospital, Ordos Street, Yuquan District, Hohhot, Inner Mongolia, China 010000.

Zhang Liang, President and Chairman of the Board

Mr. Zhang is our founder and has served as our president and director since the incorporation of the Company. From 2006 to 2008, Mr. Zhang was employed as Chief Executive Officer of the Digital Technology Company Limited, which is a technology company. Mr. Zhang served as Chief Executive Officer at Oasis Biotechnology Co., Ltd from 2008 to 2012. He served as the Chief Executive Officer at China-Italy FRP Co., Ltd. between 2013 and 2019. From 2020 until now, Mr. Zhang served as the President of Longduoduo Health Technology Co., Ltd. Mr. Zhang brings to the Board his expertise in business operations, company development, analysis and oversight, marketing including volume growth/program development, expense control, policy and procedure development and implementation, and process development to facilitate regulatory compliance. Mr. Zhang graduated from the Sichuan University in 2008, and majored in Business management. He was also obtained Hotel management degree in 2005 from Sichuan University.

Zhou Hongxiao, Chief Executive Officer and Director

Ms. Zhou has served as our Chief Executive Officer (“CEO”) and director since the incorporation of the Company. Ms. Zhou was employed by Tianjin Aike Clothing Co., Ltd. from 2004 to 2016 and served as Marketing Manager. From 2017 to 2019, Ms. Zhou was employed by Tianyan Tea Industry Co., Ltd. and served as Chief Executive Officer. Ms. Zhou was employed by Longduoduo Health Technology Co., Ltd as CEO since 2020. Ms. Zhou is familiar with sales management and sales regulations and related laws. She is responsible for business operations, budget development, analysis and oversight, marketing including volume growth/program development; expense control, policy and procedure development and implementation, and process development to facilitate regulatory compliance. She is responsible for the overall operation of Longduoduo. M. Zhou brings to the Board her experience in business oversight and financial and budgetary matters. Ms. Zhou was awarded a bachelor’s degree by Inner Mongolia Radio and Television University in 2003. She obtained her Fine Chemical Industry College degree from Jilin Province Jilin City Institute of Technology in 1998.

Kang Liping, Chief Financial Officer

Ms. Kang has served as our Chief Financial Officer (“CFO”) since July 2021. Kang Liping was employed by Inner Mongolia Tiantai Technology Co., Ltd from 2020 to 2021 and served as accounting supervisor. From 2006 to 2016, Ms. Kang was employed by Inner Mongolia Guanhong Century Electronic Technology Co., Ltd. and served as accounting supervisor. Between 2017 to 2020, Ms. Kang served as accounting supervisor at Inner Mongolia Tiantai Technology Co., Ltd. Ms. Kang was awarded a bachelor’s degree with a major in Accounting by Inner Mongolia University of Technology in 2005.

There are no family relationships among any of our directors or executive officers.

Our directors hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until resignation or removal by the board.

Legal Proceedings Involving Officers and Directors

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject of, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

Audit Committee

We have not yet appointed an audit committee. At the present time, we believe that the members of the Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, when our resources permit and the level of our operations justifies the improvement.

Compensation Committee

We do not presently have a compensation committee. Our Board of Directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Code of Ethics

Due to the small number of members of our management, we do not presently have a code of ethics applicable to management.

Section 16(a) Beneficial Ownership Reports Compliance

Not applicable.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid by Longduoduo or its subsidiaries to its Chairman of the Board, Chief Executive Officer and Chief Financial Officer during the past two fiscal years. There was no officer or employee whose compensation for fiscal year 2022 or 2021 exceeded $100,000.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and Principal	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Plan Comp.	Comp. Earnings	Other Comp.	Total
Position	June 30	($)*	($)	($)	($)	($)	($)	($)	($)
Zhang Liang	2022	24,542	-	-	-	-	-	-	24,542
Chairman of the Board	2021	6,040	-	-	-	-	-	-	6,040
Zhou Hongxiao	2022	13,245	-	-	-	-	-	-	13,245
CEO	2021	4,367	-	-	-	-	-	-	4,367
Kang Liping(1)	2022	11,541	-	-	-	-	-	-	11,541
CFO	2021	-	-	-	-	-	-	-	-

(1)	Ms. Kang joined the Company in July 2021.

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for any officer or employee as of June 30, 2022 and 2021, respectively.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have entered into employment contracts with our executive officers under the term of salary disclosed on the summary compensation table. Each party to the contract may terminate the contract upon thirty days prior written notice. We have not entered into any other arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no compensation arrangements for directors, officers, employees or consultants that would result from a change-in-control.

Compensation of Directors

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director. To date, we have paid no compensation to any person for services as a member of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock for (1) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock; (2) each of our named executive officers; (3) each of our directors; and (4) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. The address for each person listed in the table is c/o Longduoduo, 419, Floor 4, Comprehensive Building, Second Light Hospital, Ordos Street, Yuquan District, Hohhot, Inner Mongolia.

The percentage ownership information shown in the table below is calculated based on 300,000,000 shares of our common stock issued and outstanding as of the date of this Prospectus. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Executive Officers and Directors	Amount of Beneficial Ownership of Common Stock (1)	Pre-Offering Percentage Ownership of Common Stock	Post-Offering Percentage Ownership of Common Stock
Directors and Named Executive Officers:
Zhang Liang	153,920,147	51.31%	51.31%
Zhou Hongxiao	-	-%	-%
Kang Liping	-	-%	-%
	-	-	-
All executive officers and directors as a group (3 persons)	153,920,147	51.31%	51.31%

5% or Greater Shareholders
Li Qiaozhen	15,955,020	5.32%	5.32%
Liu Jiazhong	15,271,905	5.09%	5.09%
Guo Xiaozhen	16,766,741	5.59%	5.59%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. All shares represent only common stock held by shareholders as no options are issued or outstanding.

We are not aware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Registration Rights

We have registered for resale by security holders under the Securities Act 146,079,853 shares of our common stock owned of record by 48 shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On October 26, 2021, Longduoduo acquired One Hundred Percent (100%) of the issued and outstanding capital stock of Longduoduo HK, a privately held limited liability company registered in Hong Kong for three hundred million (300,000,000) shares of our common stock. One of the shareholders of Longduoduo HK is now a director and President of Longduoduo: Zhang Liang, who received 153,920,147 shares of Longduoduo in the Share Exchange. The other 48 shareholders of Longduoduo HK received a total of 146,079,853 shares of Longduoduo in the Share Exchange.

As of June 30, 2022, no amount was due to the Company from related parties.

As of June 30, 2022, the amounts due to related parties consisted of the following:

	For the Year ended June 30,
Name of related parties	2022	2021
Zhang Liang	$5,353	$-
Zhou Hongxiao.	69,205	-
	$74,558	$-

Zhang Liang is the President, Chairman of the Board, director and a shareholder of Longduoduo, and Zhou Hongxiao is the CEO of Longduoduo. These advances due to related parties were unsecured, repayable on demand, and bear no interest.

Except as set forth above, there was no transaction in which a related person had a material interest during the past fiscal year nor any currently proposed transaction, in which the amount involved exceeded the lesser of $120,000 or one percent of our average total assets at the end of the two most recent fiscal years.

Director Independence

None of the members of the Company’s Board of Directors is independent, as “independence” is defined in the Rules of the NYSE American.

Item 14. Principal Accounting Fees and Services.

KCCW Accountancy Corp was engaged to serve as the Company’s independent registered public accounting firm on September 13, 2021.

The following table shows the fees that were billed for the audit and other services provided by KCCW Accountancy Corp for the fiscal years ended June 30, 2022 and 2021.

	Year Ended March 31,
	2022		2021
Audit fees		$60,000		$60,000
Audit-related fees	$		$
Tax fees	$		$
All other fees	$		$

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
10.1	Share Exchange Agreement among Longduoduo Company Limited, Longduoduo Company Limited – Hong Kong and the Shareholders of Longduoduo Company Limited – Hond Kong (1)
10.2	Leasing and Cooperation Agreement-Qingguo, dated March 26, 2021, by and between Inner Mongolia Qinguo Health Consulting Co., Ltd. and Hohhot Aihua Traditional Chinese Medicine Hospital (General Partnership) (1)
10.3	Leasing and Cooperation Agreement-Rongbin, dated October 15, 2020, by and between Longduoduo Health Technology Co., Ltd. and Batou Jinshi Zhongyi Nephropathy Hospital (1)
10.4	Leasing and Share Purchase Agreement-Chengheng, dated March 30, 2021, by and between Inner Mongolia Chengheng Health Consulting Co., Ltd. and Wudun Qiqige (1)
10.5	Cooperation Agreement -Chengheng, dated May 29, 2021, by and between Zhongyi Hospital Branch of Inner Mongolia Jiuzun Health Examination Co., Ltd and Inner Mongolia Chengheng Health Consulting Co., Ltd. (1)
10.6	Leasing and Cooperation Agreement-Tianju, dated June 20, 2021, by and between Ulanqab Mengzhong Rehabilitation TCM Hospital Co., Ltd and Longduoduo Health Technology Co., Ltd. (1)
10.7	Appointment Letter dated October 25, 2021, by and between Zhang Liang and Longduoduo Company Limited (1)
10.8	Appointment Letter dated October 25, 2021, by and between Zhou Hongxiao and Longduoduo Company Limited (1)
10.9	Agreement on the Shared Occupation of Xinhai Yihecheng Health Management Center (Club), dated August 28, 2021, by and between Xinhai Yihecheng Pension Operation Services Co., Ltd and Longduoduo Health Technology Co., Ltd. (2)
10.13	Cooperation Contract for Microwave Therapy, dated March 28, 2021, by and between Wu Yumei and Inner Mongolia Rongbin Health Consulting Co., Ltd. (3)
10.14	Cooperation Agreement -Chengheng, dated May 29, 2021, by and between Ordos Xinhai Yihecheng Mengzhongyi Hospital and Longduoduo Health Technology Co., Ltd. (3)
21.1	List of Company Subsidiaries (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 10, 2021.
(2)	Incorporated by reference to the Exhibits to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2022.
(3)	Incorporated by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 2022.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	October 13, 2022
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	October 13, 2022
Kang Liping	(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below on October 13, 2022 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Zhou Hongxiao	Chief Executive Officer; Director
Zhou Hongxiao

/s/ Kang Liping	Chief Financial Officer
Kang Liping

/s/ Zhang Liang	Director
Zhang Liang