Form 10-Q
period 2022-09-30
Longduoduo Co Ltd
filed 2022-11-30
CIK 1892316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 300,000,000 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$456,769	$356,672
Other receivables	17,448	30,787
Prepayments	13,707	33,837
Inventories	1,662	3,032
Total current assets	489,586	424,328
Property and equipment, net	132,844	109,233
Intangible asset, net	5,312	-
Right-of-use assets	70,773	77,106
Total assets	$698,515	$610,667

Liabilities and Deficit
Current Liabilities:
Accounts payable	$13,930	$40,812
Deferred revenue	813,441	788,649
Accrued expenses	96,828	125,954
Due to related parties	70,682	74,558
Loan from third party	171,522	143,333
Security deposits	460,691	329,180
Other payables	301,545	90,162
Operating lease liabilities, current	33,868	34,928
Other current liabilities	2,792	2,444
Total current liabilities	1,965,299	1,630,020
Operating lease liabilities, less current portion	7,030	2,986
Total liabilities	1,972,329	1,633,006

Deficit:
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 300,000,000 and 300,000,000 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	300,000	300,000
Additional paid-in capital	6,592,234	6,592,234
Accumulated deficit	(8,126,639)	(7,845,991)
Accumulated other comprehensive loss	82,162	24,971
Total stockholders’ deficit	(1,152,243)	(928,786)
Non-controlling interest	(121,571)	(93,553)
Total deficit	(1,273,814)	(1,022,339)
Total liabilities and deficit	$698,515	$610,667

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,
	2022	2021

Revenues:
Service revenue	$408,496	$752,767
Product revenue	5,669	-
Other revenue	1,398	-
Total revenues, net	415,563	752,767
Cost of revenue
Cost of service	155,188	218,481
Cost of product	275	-
Total cost of revenues	155,463	218,481
Gross profit	260,100	534,286

Selling, general and administrative expenses	575,534	7,494,646
Loss from operations	(315,434)	(6,960,360)
Other income (expense), net	2	(784)
Loss before provision for income taxes	(315,432)	(6,961,144)
Provision for income taxes	-	-
Net loss	(315,432)	(6,961,144)
Less: net loss attributable to non-controlling interests	(34,784)	(26,297)
Net loss attributable to common stockholders	$(280,648)	$(6,934,847)

Comprehensive loss:
Net loss	$(315,432)	$(6,961,144)
Foreign currency translation adjustment	63,957	(374)
Comprehensive loss	(251,475)	(6,961,518)
Less: comprehensive loss attributable to non-controlling interests	(28,018)	(26,348)
Comprehensive loss attributable to the common stockholders	$(223,457)	$(6,935,170)

Basic and diluted loss per share	$(0.001)	$(0.042)
Weighted average number of shares outstanding	300,000,000	164,420,147

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(UNAUDITED)

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder’ Deficit	controlling Interest	Total Deficit
Balance at June 30, 2021	164,420,147	$164,420	$(163,714)	$(328,626)	$(6,282)	$(334,202)	$(50,845)	$(385,047)
Net loss	-	-	-	(6,934,847)	-	(6,934,847)	(26,297)	(6,961,144)
Stock-based compensation	-	-	6,739,128	-	-	6,739,128	-	6,739,128
Shares issued for lease payment	-	-	106,680	-	-	106,680	-	106,680
Shares issued for the payment of purchasing furniture	-	-	15,240	-	-	15,240	-	15,240
Shares issued for cash	-	-	30,480	-	-	30,480	-	30,480
Foreign currency translation adjustment	-	-	-	-	(323)	(323)	(51)	(374)
Balance at September 30, 2021	164,420,147	$164,420	$6,727,814	$(7,263,473)	$(6,605)	$(377,844)	$(77,193)	$(455,037)

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder’ Deficit	controlling Interest	Total Deficit
Balance at June 30, 2022	300,000,000	$300,000	$6,592,234	$(7,845,991)	$24,971	$(928,786)	$(93,553)	$(1,022,339)
Net loss	-	-	-	(280,648)	-	(280,648)	(34,784)	(315,432)
Foreign currency translation adjustment	-	-	-	-	57,191	57,191	6,766	63,957
Balance at September 30, 2022	300,000,000	$300,000	$6,592,234	$(8,126,639)	$82,162	$(1,152,243)	$(121,571)	$(1,273,814)

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(315,432)	$(6,961,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,290	8,659
Amortization	325	-
Operating lease expense	23,373	19,705
Stock compensation expense	-	6,739,128
Changes in operating assets and liabilities:
Other receivables	15,620	(34,668)
Prepayments	18,864	(41,552)
Inventories	1,035	-
Due from related parties	(34,390)	183,390
Accounts payable	(25,457)	(52,016)
Deposits received	73,581	85,910
Accrued expenses	(29,680)	(13,103)
Due to related parties	28,899	50,848
Security deposits	156,605	-
Other payables	225,101	(95,136)
Payment of operating lease liabilities	(16,069)	(6,182)
Other current liabilities	509	1,158
Net cash provided by (used in) operating activities	141,174	(115,003)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(49,447)	(107,027)
Purchase of intangible asset	(5,843)	-
Net cash used in investing activities	(55,290)	(107,027)

Cash Flows from Financing Activities
Shares issued for cash	-	30,909
Proceeds from short-term borrowing from third party	37,981	-
Net cash provided by financing activities	37,981	30,909

Effect of exchange rate fluctuation on cash and cash equivalents	(23,768)	(379)
Net increase (decrease) in cash and cash equivalents	100,097	(191,500)

Cash and cash equivalents, beginning of period	356,672	273,116
Cash and cash equivalents, end of period	$456,769	$81,616

Supplemental Non-Cash Investing and Financing Activities
Share issuance for lease payment	$-	$106,680
Share issuance in exchange for equipment	$-	$15,240
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$70,914

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$11,355
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(UNAUDITED)

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

Longduoduo’s subsidiaries as of September 30, 2022 are listed as follows:

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The exchange rates used for foreign currency translation are as follows:

For the Three Months Ended September 30,
		2022	2021
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	7.1128/7.8499	6.4580/7.7867
Revenue and expenses	period weighted average	6.8456/7.8480	6.4706/7.7779

F. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$70,000). As of September 30, 2022 and June 30, 2022, the Company had $163,626 and $93,510 cash in excess of the insured amount, respectively.

During the three months ended September 30, 2022 and 2021, no customer generated more than 10% of revenue.

During the three months ended September 30, 2022 and 2021, the Company had four and three major suppliers that accounted for over 10% of its total cost of revenue, respectively.

	For the Three Months Ended September 30,
	2022		2021
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue

A	$46,250	30%	$88,884	41%
B	35,391	23%	66,434	31%
C	31,876	21%	43,635	20%
D	29,721	19%	11,721	5%

G. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of September 30, 2022 and June 30, 2022.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

I. Intangible Assets

Intangible assets consist of software. Intangible assets are initially recognized at their respective acquisition costs. All of the Company’s intangible assets have been determined to have finite useful lives and are, therefore, amortized using the straight-line method over their estimated useful lives:

Software	3 years

J. Fair value measurements

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended September 30, 2022 and 2021.

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, prepayments, other receivables, inventories, due from related parties, accounts payable, deferred revenue, accrued expenses, due to related parties, loan from third party, security deposits, other current liabilities, operating lease liabilities and other payables. As of September 30, 2022 and June 30, 2022, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

K. Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The company’s revenues are from customers in People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

L. Revenue recognition

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

Management regularly reviews the sales return and allowance based on historical experience. Any subsequent sales return and cancellations are recognized upon notification from the customers. The amount of sales return allowance for the sale of healthcare service package amounted to $4,542 and $4,817 as of September 30, 2022 and June 30, 2022, respectively. Management’s estimated sales return were 1.12% and 0%, respectively, of the total service revenue for the three months ended September 30, 2022 and 2021.

Product revenue mainly resulted from the sale of healthcare and nutritional products, including Collagen peptide, Calcium tablet and other products. The Company recognized revenue when the product has been delivered, ownership and risk of loss have been transferred to the customer. The Company accepts returns in case of the products are well packaged and can be resold. Management regularly reviews the sales return and allowance based on historical experience. The amount of sales return allowance for the sale of healthcare products amounted to $876 and $997 as of September 30, 2022 and June 30, 2022, respectively. Management’s estimated sales return were 1.35% and 0%, respectively, of the total product revenue for the three months ended September 30, 2022 and 2021.

The Company typically collects fees before delivery of healthcare package. Amounts received from a customer before the delivery of healthcare package are recorded as deferred revenue on the Consolidated Balance Sheets.

Cost of Revenues

Cost of service consists primarily of the cost of healthcare service package purchased from third party healthcare service providers to fulfil a contract with a customer, and no asset was recognized from the costs incurred to obtain or fulfil a contract with a customer.

Cost of products consists primarily of the cost of healthcare products purchased from suppliers. Cost of products is recognized when the product has been delivered to the customer.

M. Income taxes

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

(UNAUDITED)

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

N. Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding during the period.

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of September 30, 2022 and 2021, the Company was not party to any contract to issue shares.

O. Risks and uncertainties

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

P. Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of operations and cash flows.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. PREPAYMENTS

Prepayments primarily include prepayments for services, equipment, rent and property management fees. As of September 30, 2022 and June 30, 2022, prepayments were $13,707 and $33,837, respectively.

NOTE 4. PROPERTY AND EQUIPMENT

At September 30, 2022 and June 30, 2022, property and equipment, at cost, consisted of:

	September 30,	June 30,
	2022	2022

Office equipment and furniture	$138,922	$104,458
Leasehold improvement	73,472	70,561
Total	212,394	175,019
Accumulated depreciation	79,550	65,786
Total property and equipment, net	$132,844	$109,233

The Company recorded depreciation expense of $18,290 for the three months ended September 30, 2022, of which $16,479 was recorded as operating expense and $1,811 was recorded as cost of revenue.

The Company recorded depreciation expense of $8,659 for the three months ended September 30, 2021, which was recorded as operating expense.

NOTE 5. LOAN FROM THIRD PARTY

The Company had advances from a third party, Jinrong Health Technology (Hainan) Co., Ltd. for working capital purpose. The loans are non-interest bearing and due on demand. As of September 30, 2022 and June 30, 2022, the outstanding loan balance was $171,522 and $143,333, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties consists of the following:

Name of related parties	September 30, 2022	June 30, 2022
Zhang Liang	$29,788	$5,353
Zhou Hongxiao	40,894	69,205
	$70,682	$74,558

Zhang Liang is the President, Chairman of the Board, director and a shareholder of Longduoduo, and Zhou Hongxiao is the CEO of Longduoduo. These due to related parties were unsecured, repayable on demand, and bear no interest.

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the three months ended September 30, 2022 and 2021.

A reconciliation of income before income taxes for domestic and foreign locations for the three months ended September 30, 2022, and 2021 is as follows:

	For the Three Months Ended September 30,
	2022	2021
United States	$57,410	$21,806
Foreign	258,022	6,939,338
Loss before income taxes	$315,432	$6,961,144

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	September 30,	September 30,
	2022	2021
Income tax (benefit) at USA statutory rate	(21)%	(21)%
U.S. valuation allowance	21%	21%
Income tax (benefit) at PRC statutory rate	(25)%	(25)%
PRC valuation allowance	25%	25%
Effective combined tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Longduoduo Health Technology and subsidiaries in China.

As of September 30, 2022, Longduoduo Health Technology and its subsidiaries has total net operating loss carry forwards of approximately $1,215,835 in the PRC that expire through 2027. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $303,959 and $238,921 related to its operations in the PRC as of September 30, 2022 and June 30, 2022, respectively. The PRC valuation allowance has increased by approximately $65,038 and $48,438 for the three months ended September 30, 2022, and 2021, respectively.

The Company has incurred losses from its United States operations during the three months ended September 30, 2022 of approximately $57,410. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $60,179 and $48,123 against the deferred tax assets related to the Company’s United States operations as of September 30, 2022 and June 30, 2022, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $12,056 and $4,579 for the three months ended September 30, 2022, and 2021, respectively.

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Operating Lease Agreements - On July 2, 2022 the Company leased an office space under non-cancellable operating lease agreement with a third party, Xi Ling. Under the terms of the agreement, the Company is committed to make total lease payments of $21,912, or RMB 150,000, committed to make lease payments of $7,304 per year for the lease period from July 2, 2022 to July 2, 2025.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $23,373 and $19,705 for the three months ended September 30, 2022 and 2021, respectively.

Balance sheet information related to the Company’s leases is presented below:

	September 30, 2022	June 30, 2022
Assets
Operating lease right of use assets	$70,773	$77,106
Liabilities
Operating lease liabilities – current	$33,868	$34,928
Operating lease liabilities – non-current	7,030	2,986
Total Operating lease liabilities	$40,898	$37,914

The following provides details of the Company’s lease expenses:

	For the Three Months Ended September 30,
	2022	2021
Operating lease expenses	$23,373	$19,705

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other information related to leases is presented below:

	For the Three Months Ended September 30,
	2022	2021
Cash Paid for Amounts Included in Measurement of Liabilities:
Operating cash flows used in operating leases	$16,069	$6,182
Weighted Average Remaining Lease Term:
Operating leases	1.50 years	1.90 years
Weighted Average Discount Rate
Operating leases	4.75%	4.75%

As most of the Company’s leases do not provide an implicit rate, the Company uses 1-5 years borrowing rate from bank of 4.75% based on the information available at commencement date in determining the present value of lease payments.

Maturities of lease liabilities were as follows:

For the year ending June 30:
Remainder of 2023	$28,118
2024	7,030
2025	7,030
Total lease payments	42,178
Less: imputed interest	1,280
Total lease liabilities	$40,898

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

The Company was not subject to any material loss contingency as of September 30, 2022 and June 30, 2022.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

follows:

	For the Three Months Ended September 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(280,648)	$(6,934,847)
Denominator:
Basic and diluted weighted-average number of shares outstanding	300,000,000	164,420,147
Net income per share:
Basic and diluted	$(0.001)	$(0.042)

NOTE 12. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. The Company holds 90%, 80%, 80% and 51% interest of Qingguo, Chengheng, Rongbin and Tianju as of September 30, 2022, respectively.

As of September 30, 2022 and June 30, 2022, the non-controlling interests in the consolidated balance sheet was ($121,571) and ($93,553), respectively.

For the three months ended September 30, 2022, the comprehensive loss attributable to common stockholders and non-controlling interests were $223,457 and $28,018, respectively.

For the three months ended September 30, 2021, the comprehensive loss attributable to common stockholders and non-controlling interests were $6,935,170 and $26,348, respectively.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2022 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Application of Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

In connection with the preparation of our financial statements for the three months ended September 30, 2022, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table shows key components of the unaudited results of operations during the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,		Change
	2022 (Unaudited)	2021 (Unaudited)	$	%
Total revenue	$415,563	$752,767	$(337,204)	(45)%
Cost of revenue	155,463	218,481	(63,018)	(29)%
Gross Profit	260,100	534,286	(274,186)	(51)%
Total operating expenses	575,534	7,494,646	(6,919,112)	(92)%
Loss from operations	(315,434)	(6,960,360)	6,644,926	(95)%
Other income (expense), net	2	(784)	786	(100)%
Loss before income taxes	(315,432)	(6,961,144)	6,645,712	(95)%
Income tax	-	-	-	n/a
Net Loss	$(315,432)	$(6,961,144)	$6,645,712	(95)%

During the three months ended September 30, 2022, our revenue was $415,563, and was attributable to the sale of healthcare services and healthcare products, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. As of September 30, 2022, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, the four of largest cities in Inner Mongolia of China.

Cost of revenue mainly consists of our cost for third-party healthcare service providers who perform healthcare services for our customers and the cost of purchasing products. During the three months ended September 30, 2022, our cost of revenue was $155,463, with the result that our gross profit was $260,100, a gross margin of more than 63%. Gross margin at that level was sufficient to operate profitably. However, we incurred a substantial net loss because the Company incurred significant marketing expense to in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses during the three months ended September 30, 2022 decreased by $6,919,112, primarily attributable to:

●	$223,219 in advertising and promotion expenses incurred during the three months ended September 30, 2022, compared to $6,173,902 recorded during the three months ended September 30, 2021. The decrease was primarily attributable to the fact that on July 26, 2021, Longduoduo HK issued a total of 3,822 shares, which was exchanged for 114,579,853 common shares of Longduoduo upon the Share Exchange, to 32 sales agents for service compensation expense of $5,824,728.

●	$189,990 in salaries and benefits expenses in the three months ended September 30, 2022, compared to $133,135 during the three months ended September 30, 2021. The increase in our labor costs was primarily caused by the initiation of operations at our new operational entities and fully operations of established entities described above.

●	$99,958 in office expenses during the three months ended September 30, 2022, compared to $1,139,245 during the three months ended September 30, 2021. The decrease was mainly attributable to the fact that on July 26, 2021, Longduoduo HK issued a total of 600 shares, which were exchanged for 18,000,000 common shares of Longduoduo upon the Share Exchange, to Eden Hall Global Capital Cp., Ltd. for service compensation expense of $914,400.

As described above, our net loss for the three months ended September 30, 2022 was $315,432, compared to a net loss of $6,961,144 for the three months ended September 30, 2021.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the three months ended September 30, 2022 and 2021, foreign currency translation adjustments of $63,957 and $(374), respectively, have been reported as other comprehensive income in the consolidated statement of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of September 30, 2022, the Company had $456,769 in cash and cash equivalents. On the same date, we had a working capital deficit of $1,475,713, primarily because we had received $813,441 from customers as prepayment for future services and products but used the majority of the deposited sums to pay ongoing expenses and had only $13,707 in prepayments on our September 30, 2022 balance sheet. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

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

Cash Flows

The following unaudited table summarizes our cash flows for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,		Change
	2022	2021
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$141,174	$(115,003)	$256,177
Net cash used in investing activities	(55,290)	(107,027)	51,737
Net cash provided by financing activities	37,981	30,909	7,072
Effect of exchange rate fluctuation on cash and cash equivalents	(23,768)	(379)	(23,389)
Net increase (decrease) in cash and cash equivalents	100,097	(191,500)	291,597
Cash and cash equivalents, beginning of year	356,672	273,116	83,556
Cash and cash equivalents, end of year	$456,769	$81,616	$375,153

Net Cash Provided by (Used in) Operating Activities

For the three months ended September 30, 2022, we had cash provided by operating activities of $141,174, compared to $115,003 used in operating activities for the three months ended September 30, 2021. Cash provided by operations during the three months ended September 30, 2022 was primarily due to the net loss, offset by the increased deposits received.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended September 30, 2022 was $55,290, compared to $107,027 for the three months ended September 30, 2021. The cash was used for the purchase of fixed assets and office decoration.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2022 was $37,981, compared to $30,909 for the three months ended September 30, 2021 was due to the proceeds from loan from a third party.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2022. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2022 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on October 13, 2022.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2022, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended September 30, 2022.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	November 30, 2022
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	November 30, 2022
Kang Liping	(Principal Financial and Accounting Officer)