Form 10-Q
period 2022-12-31
Longduoduo Co Ltd
filed 2023-02-14
CIK 1892316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☒

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$118,274	$356,672
Other receivables	31,105	30,787
Prepayments	9,160	33,837
Inventories	1,660	3,032
Total current assets	160,199	424,328
Property and equipment, net	120,557	109,233
Intangible asset, net	4,994	-
Right-of-use assets	30,155	77,106
Total assets	$315,905	$610,667

Liabilities and Deficit
Current Liabilities:
Accounts payable	$9,884	$40,812
Deferred revenue	805,748	788,649
Accrued expenses	51,109	125,954
Due to related parties	49,517	74,558
Loan from third party	307,322	143,333
Security deposits	346,936	329,180
Other payables	222,774	90,162
Operating lease liabilities, current	6,598	34,928
Other current liabilities	343	2,444
Total current liabilities	1,800,231	1,630,020
Operating lease liabilities, less current portion	7,248	2,986
Total liabilities	1,807,479	1,633,006

Deficit:
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 300,000,000 and 300,000,000 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	300,000	300,000
Additional paid-in capital	6,592,234	6,592,234
Accumulated deficit	(8,283,562)	(7,845,991)
Accumulated other comprehensive income	45,235	24,971
Total stockholders’ deficit	(1,346,093)	(928,786)
Non-controlling interest	(145,481)	(93,553)
Total deficit	(1,491,574)	(1,022,339)
Total liabilities and deficit	$315,905	$610,667

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Service revenue	$63,827	$918,438	$472,323	$1,671,205
Product revenue	155	-	5,824	-
Other revenue	212	7,074	1,610	7,074
Total revenue, net	64,194	925,512	479,757	1,678,279
Cost of revenue:
Cost of service	25,801	307,209	180,989	525,690
Cost of product	-	-	275	-
Total cost of revenues	25,801	307,209	181,264	525,690
Gross profit	38,393	618,303	298,493	1,152,589

Selling, general and administrative expenses	215,082	919,538	790,616	8,414,184
Loss from operations	(176,689)	(301,235)	(492,123)	(7,261,595)
Other income (expense), net	529	(2,050)	531	(2,834)
Loss before provision for income taxes	(176,160)	(303,285)	(491,592)	(7,264,429)
Income tax expense	-	228	-	228
Net loss	(176,160)	(303,513)	(491,592)	(7,264,657)
Less: net loss attributable to non-controlling interests	(19,237)	(15,486)	(54,021)	(41,783)
Net loss attributable to common stockholders	$(156,923)	$(288,027)	$(437,571)	$(7,222,874)

Comprehensive loss:
Net loss	$(176,160)	$(303,513)	$(491,592)	$(7,264,657)
Foreign currency translation adjustment	(41,600)	(9,240)	22,357	(9,614)
Comprehensive loss	(217,760)	(312,753)	(469,235)	(7,274,271)
Less: comprehensive loss attributable to non-controlling interests	(23,910)	(16,669)	(51,928)	(43,017)
Comprehensive loss attributable to the common stockholders	$(193,850)	$(296,084)	$(417,307)	$(7,231,254)

Basic and diluted loss per share	$(0.001)	$(0.001)	$(0.002)	$(0.034)
Weighted average number of shares outstanding	300,000,000	262,752,879	300,000,000	213,317,982

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(UNAUDITED)

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder’ Deficit	controlling Interest	Total Deficit
Balance at June 30, 2021	164,420,147	$164,420	$(163,714)	$(328,626)	$(6,282)	$(334,202)	$(50,845)	$(385,047)
Net loss	-	-	-	(6,934,847)	-	(6,934,847)	(26,297)	(6,961,144)
Stock-based compensation	-	-	6,739,128	-	-	6,739,128	-	6,739,128
Shares issued for lease payment	-	-	106,680	-	-	106,680	-	106,680
Shares issued for the payment of purchasing furniture	-	-	15,240	-	-	15,240	-	15,240
Shares issued for cash	-	-	30,480	-	-	30,480	-	30,480
Foreign currency translation adjustment	-	-	-	-	(323)	(323)	(51)	(374)
Balance at September 30, 2021	164,420,147	164,420	6,727,814	(7,263,473)	(6,605)	(377,844)	(77,193)	(455,037)
Net loss	-	-	-	(288,027)	-	(288,027)	(15,486)	(303,513)
Stock-based compensation	132,579,853	132,580	(132,580)	-	-	-	-	-
Shares issued for lease payment	2,100,000	2,100	(2,100)	-	-	-	-	-
Shares issued for the payment of purchasing furniture	300,000	300	(300)	-	-	-	-	-
Shares issued for cash	600,000	600	(600)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(8,057)	(8,057)	(1,183)	(9,240)
Balance at December 31, 2021	300,000,000	$300,000	$6,592,234	$(7,551,500)	$(14,662)	$(673,928)	$(93,862)	$(767,790)

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder’ Deficit	controlling Interest	Total Deficit
Balance at June 30, 2022	300,000,000	$300,000	$6,592,234	$(7,845,991)	$24,971	$(928,786)	$(93,553)	$(1,022,339)
Net loss	-	-	-	(280,648)	-	(280,648)	(34,784)	(315,432)
Foreign currency translation adjustment	-	-	-	-	57,191	57,191	6,766	63,957
Balance at September 30, 2022	300,000,000	300,000	6,592,234	(8,126,639)	82,162	(1,152,243)	(121,571)	(1,273,814)
Net loss	-	-	-	(156,923)	-	(156,923)	(19,237)	(176,160)
Foreign currency translation adjustment	-	-	-	-	(36,927)	(36,927)	(4,673)	(41,600)
Balance at December 31, 2022	300,000,000	$300,000	$6,592,234	$(8,283,562)	$45,235	$(1,346,093)	$(145,481)	$(1,491,574)

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(491,592)	$(7,264,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,173	27,741
Amortization	796	-
Operating lease expense	42,989	42,754
Stock compensation expense	-	6,739,128
Changes in operating assets and liabilities:
Accounts receivable	-	(2,394)
Other receivables	2,359	(54,401)
Prepayments	23,391	(54,200)
Inventories	1,062	-
Due from related parties	(13,063)	35,304
Accounts payable	(29,400)	20,061
Deposits received	39,573	356,159
Accrued expenses	(76,442)	-
Due to related parties	(8,748)	147,896
Security deposits	27,015	-
Other payables	133,682	160,755
Payment of operating lease liabilities	(21,495)	(15,547)
Other current liabilities	(2,007)	12,741
Net cash (used in) provided by operating activities	(337,707)	151,340

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(48,506)	(107,666)
Purchase of intangible asset	(5,732)	-
Net cash used in investing activities	(54,238)	(107,666)

Cash Flows from Financing Activities
Shares issued for cash	-	31,094
Proceeds from short-term borrowing from third party	166,227	-
Net cash provided by Financing Activities	166,227	31,094

Effect of exchange rate fluctuation on cash and cash equivalents	(12,680)	4,977
Net (decrease) increase in cash and cash equivalents	(238,398)	79,745

Cash and cash equivalents, beginning of period	356,672	273,116
Cash and cash equivalents, end of period	$118,274	$352,861

Supplemental Non-Cash Investing and Financing Activities
Share issuance for lease payment	$-	$106,680
Share issuance in exchange for equipment	$-	$15,240
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$70,914

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$9,550
Cash paid for interest expense	$-	$-

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

Longduoduo’s subsidiaries as of December 31, 2022 are listed as follows:

Name	Place of Incorporation	Attributable equity interest %	Authorized capital
Longduoduo Company Limited	Hong Kong	100	HK$	10,000
Longduoduo Health Technology Company Limited	China	100		0
Inner Mongolia Qingguo Health Consulting Company Limited	China	90		0
Inner Mongolia Rongbin Health Consulting Company Limited	China	80		0
Inner Mongolia Chengheng Health Consulting Company Limited	China	80		0
Inner Mongolia Tianju Health Consulting Company Limited	China	51		0

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

The exchange rates used for foreign currency translation are as follows:

For the Six Months Ended December 31,
		2022	2021
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.8983/7.8088	6.3614/7.7974
Revenue and expenses	period weighted average	6.9784/7.8354	6.4322/7.7837

F. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$72,000). As of December 31, 2022 and June 30, 2022, the Company had $0 and $93,510 cash in excess of the insured amount, respectively.

During the six months ended December 31, 2022 and 2021, no customer generated more than 10% of revenue.

During the six months ended December 31, 2022 and 2021, the Company had four and three major suppliers that accounted for over 10% of its total cost of revenue, respectively.

	For the Six Months Ended December 31,
	2022		2021
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue
A	$62,917	33%	$181,359	43%
B	42,435	22%	55,604	13%
C	37,941	20%	148,213	35%
D	35,690	19%	39,663	9%

G. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of December 31, 2022 and June 30, 2022.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended December 31, 2022 and 2021.

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, prepayments, other receivables, inventories, due from related parties, accounts payable, deferred revenue, accrued expenses, due to related parties, loan from third party, security deposits, other current liabilities, operating lease liabilities and other payables. As of December 31, 2022 and June 30, 2022, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

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

Management regularly reviews the sales return and allowance based on historical experience. Any subsequent sales return and cancellations are recognized upon notification from the customers. The amount of sales return allowance for the sale of healthcare service package amounted to $4,456 and $4,817 as of December 31, 2022 and June 30, 2022, respectively. Management’s estimated sales return were 1.27% and 0%, respectively, of the total service revenue for the six months ended December 31, 2022 and 2021.

Product revenue mainly resulted from the sale of healthcare and nutritional products, including Collagen peptide, Calcium tablet and other products. The Company recognized revenue when the product has been delivered, ownership and risk of loss have been transferred to the customer. The Company accepts returns in case of the products are well packaged and can be resold. Management regularly reviews the sales return and allowance based on historical experience. The amount of sales return allowance for the sale of healthcare products amounted to $860 and $997 as of December 31, 2022 and June 30, 2022, respectively. Management’s estimated sales return were 1.75% and 0%, respectively, of the total product revenue for the six months ended December 31, 2022 and 2021.

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

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of December 31, 2022 and 2021, the Company was not party to any contract to issue shares.

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. PREPAYMENTS

Prepayments primarily include prepayments for services, equipment, rent and property management fees. As of December 31, 2022 and June 30, 2022, prepayments were $9,160 and $33,837, respectively.

NOTE 4. PROPERTY AND EQUIPMENT

At December 31, 2022 and June 30, 2022, property and equipment, at cost, consisted of:

	December 31,	June 30,
	2022	2022
Office equipment and furniture	$143,241	$104,458
Leasehold improvement	75,758	70,561
Total	218,999	175,019
Accumulated depreciation	98,442	65,786
Total property and equipment, net	$120,557	$109,233

The Company recorded depreciation expense of $15,883 for the three months ended December 31, 2022, of which $14,140 was recorded as operating expense and $1,743 was recorded as cost of revenue. The Company recorded depreciation expense of $34,173 for the six months ended December 31, 2022, of which $30,619 was recorded as operating expense and $3,554 was recorded as cost of revenue.

The Company recorded depreciation expense of $19,055 for the three months ended December 31, 2021, which $17,155 was recorded as operating expense and $1,900 was recorded as cost of revenue. The Company recorded depreciation expense of $27,741 for the six months ended December 31, 2021, which $25,841 was recorded as operating expense and $1,900 was recorded as cost of revenue.

NOTE 5. LOAN FROM THIRD PARTY

The Company had advances from a third party, Jinrong Health Technology (Hainan) Co., Ltd. for working capital purpose. The loans are non-interest bearing and due on demand. As of December 31, 2022 and June 30, 2022, the outstanding loan balance was $307,322 and $143,333, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties consists of the following:

Name of related parties	December 31, 2022	June 30, 2022
Zhang Liang	$26,534	$5,353
Zhou Hongxiao	22,983	69,205
	$49,517	$74,558

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the six months ended December 31, 2022 and 2021.

A reconciliation of income before income taxes for domestic and foreign locations for the three and six months ended December 31, 2022, and 2021 is as follows:

	For the Three Months Ended December 31,
	2022	2021
United States	$34,979	$40,901
Foreign	141,181	262,384
Loss before income taxes	$176,160	$303,285

	For the Six Months Ended December 31,
	2022	2021
United States	$92,389	$62,707
Foreign	399,203	7,201,722
Loss before income taxes	$491,592	$7,264,429

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Six Months Ended December 31,
	2022	2021
Income tax (benefit) at USA statutory rate	(21)%	(21)%
U.S. valuation allowance	21%	21%
Income tax (benefit) at PRC statutory rate	(25)%	(25)%
PRC valuation allowance	25%	25%
Effective combined tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Longduoduo Health Technology and subsidiaries in China.

As of December 31, 2022, Longduoduo Health Technology and its subsidiaries has total net operating loss carry forwards of approximately $1,355,904 in the PRC that expire through 2027. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $338,976 and $238,921 related to its operations in the PRC as of December 31, 2022 and June 30, 2022, respectively. The PRC valuation allowance has increased by approximately $100,055 and $112,668 for the six months ended December 31, 2022, and 2021, respectively.

The Company has incurred losses from its United States operations during the six months ended December 31, 2022 of approximately $92,389. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $67,525 and $48,123 against the deferred tax assets related to the Company’s United States operations as of December 31, 2022 and June 30, 2022, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $19,402 and $13,169 for the six months ended December 31, 2022, and 2021, respectively.

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

Operating Lease Agreements - On August 25, 2021 the Company leased a car under non-cancellable operating lease agreement with a third party, Zhengzhou Zhengdong New District Yijiu Rental Car. Under the terms of the agreement, the Company is committed to make total lease payments of $74,946, or RMB 480,000, committed to make lease payments of $3,123 per month for the lease period from August 25, 2021 to August 25, 2023. On December 1, 2022, the agreement was terminated.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $42,989 and $42,754 for the six months ended December 31, 2022 and 2021, respectively.

Balance sheet information related to the Company’s leases is presented below:

	December 31, 2022	June 30, 2022
Assets
Operating lease right of use assets	$30,155	$77,106
Liabilities
Operating lease liabilities – current	$6,598	$34,928
Operating lease liabilities – non-current	7,248	2,986
Total Operating lease liabilities	$13,846	$37,914

The following provides details of the Company’s lease expenses:

	For the Three Months Ended December 31,
	2022	2021
Operating lease expenses	$19,616	$23,049

	For the Six Months Ended December 31,
	2022	2021
Operating lease expenses	$42,989	$42,754

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other information related to leases is presented below:

	For the Six Months Ended December 31,
	2022	2021
Cash Paid for Amounts Included in Measurement of Liabilities:
Operating cash flows used in operating leases	$24,361	$15,547
Weighted Average Remaining Lease Term:
Operating leases	2.50 years	1.65 years
Weighted Average Discount Rate
Operating leases	4.75%	4.75%

As most of the Company’s leases do not provide an implicit rate, the Company uses 1-5 years borrowing rate from bank of 4.75% based on the information available at commencement date in determining the present value of lease payments.

Maturities of lease liabilities were as follows:

For the year ending June 30:
Remainder of 2023	$-
2024	7,248
2025	7,248
Total lease payments	14,496
Less: imputed interest	650
Total lease liabilities	$13,846

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

The Company was not subject to any material loss contingency as of December 31, 2022 and June 30, 2022.

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

follows:

	For the Three Months Ended December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(156,923)	$(288,027)
Denominator:
Basic and diluted weighted-average number of shares outstanding	300,000,000	262,752,879
Net income per share:
Basic and diluted	$(0.001)	$(0.001)

	For the Six Months Ended December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(437,571)	$(7,222,874)
Denominator:
Basic and diluted weighted-average number of shares outstanding	300,000,000	213,317,982
Net income per share:
Basic and diluted	$(0.002)	$(0.034)

NOTE 12. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. The Company holds 90%, 80%, 80% and 51% interest of Qingguo, Chengheng, Rongbin and Tianju as of December 31, 2022, respectively.

As of December 31, 2022 and June 30, 2022, the non-controlling interests in the consolidated balance sheet was ($145,481) and ($93,553), respectively.

For the three months ended December 31, 2022, the comprehensive loss attributable to common stockholders and non-controlling interests were $193,850 and $23,910, respectively. For the six months ended December 31, 2022, the comprehensive loss attributable to common stockholders and non-controlling interests were $417,307 and $51,928, respectively.

For the three months ended December 31, 2021, the comprehensive loss attributable to common stockholders and non-controlling interests were $296,084 and $16,669, respectively. For the six months ended December 31, 2021, the comprehensive loss attributable to common stockholders and non-controlling interests were $7,231,254 and $43,017, respectively.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2022 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In connection with the preparation of our financial statements for the three months ended December 31, 2022, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table shows key components of the unaudited results of operations during the three and six months ended December 31, 2022 and 2021:

	For the Three Months Ended
	December 31,		Change
	2022 (Unaudited)	2021 (Unaudited)	$	%
Total revenue	$64,194	$925,512	$(861,318)	(93)%
Cost of revenue	25,801	307,209	(281,408)	(92)%
Gross Profit	38,393	618,303	(579,910)	(94)%
Total operating expenses	215,082	919,538	(704,456)	(77)%
Loss from operations	(176,689)	(301,235)	124,546	(41)%
Other income (expense), net	529	(2,050)	2,579	(126)%
Loss before income taxes	(176,160)	(303,285)	127,125	(42)%
Income tax	-	228	(228)	(100)%
Net Loss	$(176,160)	$(303,513)	$127,353	(42)%

During the three months ended December 31, 2022, our revenue was $64,194, and was attributable to the sale of healthcare services and healthcare products, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. As of December 31, 2022, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, the four of largest cities in Inner Mongolia of China. During the three months ended December 31, 2022, our revenue decreased $861,318 (or 93%) compare to same period of last year, mainly the operations of five operating entities were almost completely stagnation, due to COVID-19 in October and November of 2022.

Cost of revenue mainly consists of our cost for third-party healthcare service providers who perform healthcare services for our customers and the cost of purchasing products. During the three ended December 31, 2022, our cost of revenue was $25,801, with the result that our gross profit was $38,393, a gross margin of 59%. Gross margin at that level was sufficient to operate profitably. However, we incurred a substantial net loss because the Company incurred significant marketing expense to in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses during the three months ended December 31, 2022 decreased by $704,456, primarily attributable to:

●	$7,627 in advertising and promotion expenses incurred during the three months ended December 31, 2022, compared to $486,615 recorded during the three months ended December 31, 2021. The decrease was primarily attributable to the decrease of marketing service fee, which is calculated by revenue paid from the company.

●	$95,494 in salaries and benefits expenses in the three months ended December 31, 2022, compared to $180,963 during the three months ended December 31, 2021. The decrease in our labor costs was primarily caused by the COVID-19 described above.

●	$50,674 in office expenses during the three months ended December 31, 2022, compared to $193,427 during the six months ended December 31, 2021. The decrease in office expenses was also primarily caused by the COVID-19 described above.

As described above, our net loss for the three months ended December 31, 2022 were $176,160, compared to a net loss of $303,513 for the three months ended December 31, 2021.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the three months ended December 31, 2022 and 2021, foreign currency translation adjustments of $(41,600) and $(9,240), respectively,

	For the Six Months Ended
	December 31,		Change
	2022 (Unaudited)	2021 (Unaudited)	$	%
Total revenue	$479,757	$1,678,279	$(1,198,522)	(71)%
Cost of revenue	181,264	525,690	(344,426)	(66)%
Gross Profit	298,493	1,152,589	(854,096)	(74)%
Total operating expenses	790,616	8,414,184	(7,623,568)	(91)%
Loss from operations	(492,123)	(7,261,595)	6,769,472	(93)%
Other income (expense), net	531	(2,834)	3,365	(119)%
Loss before income taxes	(491,592)	(7,264,429)	6,772,837	(93)%
Income tax	-	228	(228)	(100)%
Net Loss	$(491,592)	$(7,264,657)	$6,773,065	(93)%

During the six months ended December 31, 2022, our revenue was $ $479,757, and was attributable to the sale of healthcare services and healthcare products, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. As of December 31, 2022, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, the four of largest cities in Inner Mongolia of China. During the three and six months ended December 31, 2022, our revenue decreased 1,198,522 (or 71%) compare to same period of last year, mainly the operations of five operating entities were almost completely stagnation, due to COVID-19 in October and November of 2022.

Cost of revenue mainly consists of our cost for third-party healthcare service providers who perform healthcare services for our customers and the cost of purchasing products. During the six months ended December 31, 2022, our cost of revenue was $181,264, with the result that our gross profit was $298,493, a gross margin of 62%, respectively. Gross margin at that level was sufficient to operate profitably. However, we incurred a substantial net loss because the Company incurred significant marketing expense to in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses during the six months ended December 31, 2022 decreased by $7,623,568, primarily attributable to:

●	$230,846 in advertising and promotion expenses incurred during the six months ended December 31, 2022, compared to $6,642,517 recorded during the six months ended December 31, 2021. The decrease was primarily attributable to the fact that on July 26, 2021, Longduoduo HK issued a total of 3,822 shares, which was exchanged for 114,579,853 common shares of Longduoduo upon the Share Exchange, to 32 sales agents for service compensation expense of $5,824,728.

●	$285,484 in salaries and benefits expenses in the six months ended December 31, 2022, compared to $314,098 during the six months ended December 31, 2021. The decrease in our labor costs was primarily caused by the COVID-19 described above.

●	$150,632 in office expenses during the six months ended December 31, 2022, compared to $1,332,672 during the six months ended December 31, 2021. The decrease was mainly attributable to the fact that on July 26, 2021, Longduoduo HK issued a total of 600 shares, which were exchanged for 18,000,000 common shares of Longduoduo upon the Share Exchange, to Eden Hall Global Capital Cp., Ltd. for service compensation expense of $914,400.

As described above, our net loss for the six months ended December 31, 2022 were $491,592, compared to a net loss of $7,264,657 for the six months ended December 31, 2021.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the six months ended December 31, 2022 and 2021, foreign currency translation adjustments of $22,357 and $(9,614), respectively, have been reported as other comprehensive income in the consolidated statement of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of December 31, 2022, the Company had $118,274 in cash and cash equivalents. On the same date, we had a working capital deficit of $1,640,032, primarily because we had received $805,748 from customers as prepayment for future services and products but used the majority of the deposited sums to pay ongoing expenses and had only $9,160 in prepayments on our December 31, 2022 balance sheet. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

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

Cash Flows

The following unaudited table summarizes our cash flows for the six months ended December 31, 2022 and 2021.

	For the Six Months Ended December 31,		Change
	2022	2021
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(337,707)	$151,340	$(489,047)
Net cash used in investing activities	(54,238)	(107,666)	53,428
Net cash provided by financing activities	166,227	31,094	135,133
Effect of exchange rate fluctuation on cash and cash equivalents	(12,680)	4,977	(17,657)
Net (decrease) increase in cash and cash equivalents	(238,398)	79,745	(318,143)
Cash and cash equivalents, beginning of period	356,672	273,116	83,556
Cash and cash equivalents, ending of period	$118,274	$352,861	$(234,587)

Net Cash (Used in) Provided by Operating Activities

For the six months ended December 31, 2022, we had cash used in operating activities of $337,707, compared to $151,340 provided by operating activities for the six months ended December 31, 2021. Cash provided by operations during the six months ended December 31, 2022 was primarily due to the net loss, offset by the increased deposits received.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended December 31, 2022 was $54,238, compared to $107,666 for the six months ended December 31, 2021. The cash was used for the purchase of fixed assets and office decoration.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2022 was $166,227, compared to $31,094 for the six months ended December 31, 2021 was due to the proceeds from loan from a third party.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2022. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2022 for the purposes described in this paragraph.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the six months ended December 31, 2022, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the six months ended December 31, 2022.

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

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	February 14, 2023
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	February 14, 2023
Kang Liping	(Principal Financial and Accounting Officer)