Form 10-Q
period 2023-03-31
Longduoduo Co Ltd
filed 2023-05-22
CIK 1892316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$644,622	$356,672
Other receivables	22,760	30,787
Prepayments	114,691	33,837
Inventories	1,923	3,032
Total current assets	783,996	424,328
Property and equipment, net	122,304	109,233
Intangible asset, net	4,530	-
Right-of-use assets	15,889	77,106
Total assets	$926,719	$610,667

Liabilities and Deficit
Current Liabilities:
Accounts payable	$266,924	$40,812
Deferred revenue	1,359,742	788,649
Accrued expenses	101,535	125,954
Due to related parties	439,586	74,558
Loan from third party	-	143,333
Security deposits	314,105	329,180
Other payables	385,626	90,162
Operating lease liabilities, current	6,789	34,928
Other current liabilities	15,408	2,444
Total current liabilities	2,889,715	1,630,020
Operating lease liabilities, less current portion	7,280	2,986
Total liabilities	2,896,995	1,633,006

Deficit:
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 300,000,000 and 300,000,000 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	300,000	300,000
Additional paid-in capital	6,592,234	6,592,234
Accumulated deficit	(8,714,369)	(7,845,991)
Accumulated other comprehensive income	38,521	24,971
Total stockholders’ deficit	(1,783,614)	(928,786)
Non-controlling interest	(186,662)	(93,553)
Total deficit	(1,970,276)	(1,022,339)
Total liabilities and deficit	$926,719	$610,667

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues:
Service revenue	$279,457	$421,138	$751,780	$2,092,343
Product revenue	-	300,319	5,789	300,319
Other revenue	681	2,821	2,326	9,895
Total revenue, net	280,138	724,278	759,895	2,402,557
Cost of revenue:
Cost of service	118,516	157,752	299,603	683,442
Cost of product	-	47,134	177	47,134
Total cost of revenues	118,516	204,886	299,780	730,576
Gross profit	161,622	519,392	460,115	1,671,981

Selling, general and administrative expenses	634,143	620,300	1,424,759	9,034,484
Loss from operations	(472,521)	(100,908)	(964,644)	(7,362,503)
Other income (expense), net	1,213	(552)	1,744	(3,386)
Loss before provision for income taxes	(471,308)	(101,460)	(962,900)	(7,365,889)
Income tax expense	-	1	-	229
Net loss	(471,308)	(101,461)	(962,900)	(7,366,118)
Less: net loss attributable to non-controlling interests	(40,501)	3,544	(94,522)	(38,239)
Net loss attributable to common stockholders	$(430,807)	$(105,005)	$(868,378)	$(7,327,879)

Comprehensive loss:
Net loss	$(471,308)	$(101,461)	$(962,900)	$(7,366,118)
Foreign currency translation adjustment	(7,394)	(922)	14,963	(10,536)
Comprehensive loss	(478,702)	(102,383)	(947,937)	(7,376,654)
Less: comprehensive loss attributable to non-controlling interests	(41,181)	3,487	(93,109)	(39,530)
Comprehensive loss attributable to the common stockholders	$(437,521)	$(105,870)	$(854,828)	$(7,337,124)

Basic and diluted loss per share	$(0.001)	$(0.0004)	$(0.003)	$(0.0303)
Weighted average number of shares outstanding	300,000,000	300,000,000	300,000,000	241,894,622

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(UNAUDITED)

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder’ Deficit	controlling Interest	Total Deficit
Balance at June 30, 2021	164,420,147	$164,420	$(163,714)	$(328,626)	$(6,282)	$(334,202)	$(50,845)	$(385,047)
Net loss	-	-	-	(6,934,847)	-	(6,934,847)	(26,297)	(6,961,144)
Stock-based compensation	-	-	6,739,128	-	-	6,739,128	-	6,739,128
Shares issued for lease payment	-	-	106,680	-	-	106,680	-	106,680
Shares issued for the payment of purchasing furniture	-	-	15,240	-	-	15,240	-	15,240
Shares issued for cash	-	-	30,480	-	-	30,480	-	30,480
Foreign currency translation adjustment	-	-	-	-	(323)	(323)	(51)	(374)
Balance at September 30, 2021	164,420,147	164,420	6,727,814	(7,263,473)	(6,605)	(377,844)	(77,193)	(455,037)
Net loss	-	-	-	(288,027)	-	(288,027)	(15,486)	(303,513)
Stock-based compensation	132,579,853	132,580	(132,580)	-	-	-	-	-
Shares issued for lease payment	2,100,000	2,100	(2,100)	-	-	-	-	-
Shares issued for the payment of purchasing furniture	300,000	300	(300)	-	-	-	-	-
Shares issued for cash	600,000	600	(600)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(8,057)	(8,057)	(1,183)	(9,240)
Balance at December 31, 2021	300,000,000	300,000	6,592,234	(7,551,500)	(14,662)	(673,928)	(93,862)	(767,790)
Net loss	-	-	-	(105,005)	-	(105,005)	3,544	(101,461)
Foreign currency translation adjustment	-	-	-	-	(865)	(865)	(57)	(922)
Balance at March 31, 2022	300,000,000	$300,000	$6,592,234	$(7,656,505)	$(15,527)	$(779,798)	$(90,375)	$(870,173)

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder’ Deficit	controlling Interest	Total Deficit
Balance at June 30, 2022	300,000,000	$300,000	$6,592,234	$(7,845,991)	$24,971	$(928,786)	$(93,553)	$(1,022,339)
Net loss	-	-	-	(280,648)	-	(280,648)	(34,784)	(315,432)
Foreign currency translation adjustment	-	-	-	-	57,191	57,191	6,766	63,957
Balance at September 30, 2022	300,000,000	300,000	6,592,234	(8,126,639)	82,162	(1,152,243)	(121,571)	(1,273,814)
Net loss	-	-	-	(156,923)	-	(156,923)	(19,237)	(176,160)
Foreign currency translation adjustment	-	-	-	-	(36,927)	(36,927)	(4,673)	(41,600)
Balance at December 31, 2022	300,000,000	300,000	6,592,234	(8,283,562)	45,235	(1,346,093)	(145,481)	(1,491,574)
Net loss	-	-	-	(430,807)	-	(430,807)	(40,501)	(471,308)
Foreign currency translation adjustment	-	-	-	-	(6,714)	(6,714)	(680)	(7,394)
Balance at March 31, 2023	300,000,000	$300,000	$6,592,234	$(8,714,369)	$38,521	$(1,783,614)	$(186,662)	$(1,970,276)

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(962,900)	$(7,366,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51,071	46,973
Amortization	1,282	-
Operating lease expense	57,687	65,968
Stock compensation expense	-	6,739,128
Changes in operating assets and liabilities:
Accounts receivable	-	(3,397)
Other receivables	10,776	(27,428)
Prepayments	(78,131)	(30,820)
Inventories	848	(22,963)
Due from related parties	(9,758)	35,889
Accounts payable	224,965	(169,066)
Deposits received	585,035	290,030
Accrued expenses	(26,813)	-
Due to related parties	374,589	159,754
Security deposits	27,188	121,311
Other payables	260,836	95,683
Payment of operating lease liabilities	(21,633)	(24,982)
Other current liabilities	12,900	(2,550)
Net cash provided by (used in) operating activities	507,942	(92,588)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(69,584)	(108,130)
Purchase of intangible asset	(5,769)	-
Net cash used in investing activities	(75,353)	(108,130)

Cash Flows from Financing Activities
Shares issued for cash	-	31,228
Repayment of short-term borrowing from third party	(138,450)	54,648
Net cash (used in) provided by Financing Activities	(138,450)	85,876

Effect of exchange rate fluctuation on cash and cash equivalents	(6,189)	3,539
Net increase (decrease) in cash and cash equivalents	287,950	(111,303)

Cash and cash equivalents, beginning of period	356,672	273,116
Cash and cash equivalents, end of period	$644,622	$161,813

Supplemental Non-Cash Investing and Financing Activities
Share issuance for lease payment	$-	$106,680
Share issuance in exchange for equipment	$-	$15,240
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$70,914

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$11,678
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Longduoduo Company Limited (“Longduoduo”, together as a group with Longduoduo’s subsidiaries referred to as the “Company” or “we”) was incorporated in the State of Nevada on October 25, 2021. The Company provides comprehensive and high-quality preventive healthcare solutions including a wide range of preventive healthcare services, including disease screening healthcare treatment, healthcare products and other services through a network of third-party healthcare service providers.

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

Longduoduo’s subsidiaries as of March 31, 2023 are listed as follows:

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

(UNAUDITED)

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

The exchange rates used for foreign currency translation are as follows:

For the Nine Months Ended March 31,
		2023	2022
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	6.8680/7.8498	6.3431/7.7744
Revenue and expenses	period weighted average	6.9339/7.8362	6.4046/7.7907

F. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$73,000). As of March 31, 2023 and June 30, 2022, the Company had $156,298 and $93,510 cash in excess of the insured amount, respectively.

During the nine months ended March 31, 2023 and 2022, no customer generated more than 10% of revenue.

During the nine months ended March 31, 2023 and 2022, the Company had four and three major suppliers that accounted for over 10% of its total cost of revenue, respectively.

	For the Nine Months Ended March 31,
	2023		2022
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue
A	$110,993	37%	$234,669	32%
B	57,587	19%	98,505	13%
C	53,500	18%	184,605	25%
D	45,009	15%	65,784	9%

G. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of March 31, 2023 and June 30, 2022.

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

There were no transfers between level 1, level 2 or level 3 measurements for the three months ended March 31, 2023 and 2022.

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, prepayments, other receivables, inventories, due from related parties, accounts payable, deferred revenue, accrued expenses, due to related parties, loan from third party, security deposits, other current liabilities, operating lease liabilities and other payables. As of March 31, 2023 and June 30, 2022, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

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

Service and Product Revenue

The Company sells healthcare package, including healthcare consulting services and healthcare products. Customers may purchase healthcare services packages, or healthcare services combined with nutritional products. Currently all sales of products are bundled with healthcare services. The combination of services and products are generally capable of being distinct and accounted for as separate performance obligations. For the sale of healthcare package that includes services and products, the Company allocates revenues based on their relative selling prices.

The Company sells a healthcare service package to a customer which represents the rights to services purchased by the Company. The delivery of healthcare service package to a customer represents a separate performance obligation. The Company’s policy is to recognize the service revenue when service is provided. At that time of the sale of healthcare service package, ownership and risk of loss have been transferred to the customer. Accordingly, revenue is recognized at the point in time when the service is provided. Service revenue is recognized when the healthcare service package has been delivered to the customer as no performance obligation remaining after the delivery of healthcare service package.

Management regularly reviews the sales return and allowance based on historical experience. Any subsequent sales return and cancellations are recognized upon notification from the customers. The amount of sales return allowance for the sale of healthcare service package amounted to $4,485 and $4,817 as of March 31, 2023 and June 30, 2022, respectively. Management’s estimated sales return were 1.3% and 0.87%, respectively, of the total service revenue for the nine months ended March 31, 2023 and 2022.

Product revenue mainly resulted from the sale of healthcare and nutritional products, including Collagen peptide, Calcium tablet and other products. The Company recognized revenue when the product has been delivered, ownership and risk of loss have been transferred to the customer. The Company accepts returns if the products are well packaged and can be resold. Management regularly reviews the sales return and allowance based on historical experience. The amount of sales return allowance for the sale of healthcare products amounted to $865 and $997 as of March 31, 2023 and June 30, 2022, respectively. Management’s estimated sales return were 1.77% and 0.96%, respectively, of the total product revenue for the nine months ended March 31, 2023 and 2022.

The Company typically collects fees before delivery of healthcare packages. Amounts received from a customer before the delivery of healthcare package are recorded as deferred revenue on the Consolidated Balance Sheets.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cost of Revenues

Cost of service consists primarily of the cost of healthcare service packages purchased from third party healthcare service providers to fulfil a contract with a customer. No asset was recognized from the costs incurred to obtain or fulfil a contract with a customer.

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

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of March 31, 2023 and June 30, 2022, the Company was not party to any contract to issue shares.

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. PREPAYMENTS

Prepayments primarily include prepayments for services, equipment, rent and property management fees. As of March 31, 2023 and June 30, 2022, prepayments were $114,691 and $33,837, respectively.

NOTE 4. PROPERTY AND EQUIPMENT

At March 31, 2023 and June 30, 2022, property and equipment, at cost, consisted of:

	March 31,	June 30,
	2023	2022
Office equipment and furniture	$161,928	$104,458
Leasehold improvement	76,091	70,561
Total	238,019	175,019
Accumulated depreciation	115,715	65,786
Total property and equipment, net	$122,304	$109,233

The Company recorded depreciation expense of $16,898 for the three months ended March 31, 2023, of which $14,743 was recorded as operating expense and $2,155 was recorded as cost of revenue. The Company recorded depreciation expense of $51,071 for the nine months ended March 31, 2023, of which $45,362 was recorded as operating expense and $5,709 was recorded as cost of revenue.

The Company recorded depreciation expense of $19,232 for the three months ended March 31, 2022, which $17,260 was recorded as operating expense and $1,972 was recorded as cost of revenue. The Company recorded depreciation expense of $46,973 for the nine months ended March 31, 2022, which $43,101 was recorded as operating expense and $3,872 was recorded as cost of revenue.

NOTE 5. LOAN FROM THIRD PARTY

The Company had advances from a third party, Jinrong Health Technology (Hainan) Co., Ltd. for working capital purpose. The loans are non-interest bearing and due on demand. As of June 30, 2022, the outstanding loan balance was $143,333. During the nine months ended March 31, 2023, the outstanding loan balance from Jinrong Health Technology (Hainan) Co., Ltd. has been repaid in full.

NOTE 6. RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties consists of the following:

Name of related parties	March 31, 2023	June 30, 2022
Zhang Liang	$84,005	$5,353
Zhou Hongxiao	92,974	69,205
Kang Liping	122,537	-
Wu Zhaoyong	140,070	-
	$439,586	$74,558

Zhang Liang is the President, Chairman of the Board, director and a shareholder of Longduoduo, Zhou Hongxiao is the CEO of Longduoduo, Kang Liping is the CFO of Longduoduo and Wu Zhaoyon is a shareholder of Longduoduo. These due to related parties were unsecured, repayable on demand, and bear no interest.

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the nine months ended March 31, 2023 and 2022.

A reconciliation of income before income taxes for domestic and foreign locations for the three and nine months ended March 31, 2023, and 2022 is as follows:

	For the Three Months Ended March 31,
	2023	2022
United States	$32,008	$21,259
Foreign	439,300	80,201
Loss before income taxes	$471,308	$101,460

	For the Nine Months Ended March 31,
	2023	2022
United States	$124,397	$83,966
Foreign	838,503	7,281,923
Loss before income taxes	$962,900	$7,365,889

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Nine Months Ended March 31,
	2023	2022
Income tax (benefit) at USA statutory rate	(21)%	(21)%
U.S. valuation allowance	21%	21%
Income tax (benefit) at PRC statutory rate	(25)%	(25)%
PRC valuation allowance	25%	25%
Effective combined tax rate	(0)%	(0)%

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company did not recognize deferred tax assets since it is not likely to realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Longduoduo Health Technology and subsidiaries in China.

As of March 31, 2023, Longduoduo Health Technology and its subsidiaries has total net operating loss carry forwards of approximately $1,795,300 in the PRC that expire through 2027. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $448,825 and $238,921 related to its operations in the PRC as of March 31, 2023 and June 30, 2022, respectively. The PRC valuation allowance has increased by approximately $209,904 and $130,238 for the nine months ended March 31, 2023, and 2022, respectively.

The Company has incurred losses from its United States operations during the nine months ended March 31, 2023 of approximately $124,397. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $74,246 and $48,123 against the deferred tax assets related to the Company’s United States operations as of March 31, 2023 and June 30, 2022, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $26,123 and $17,633 for the nine months ended March 31, 2023, and 2022, respectively.

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

Operating Lease Agreements - On August 25, 2021 the Company leased a car under a non-cancellable operating lease agreement with a third party, Zhengzhou Zhengdong New District Yijiu Rental Car. Under the terms of the agreement, the Company was committed to make total lease payments of $74,946, or RMB 480,000, committed to make lease payments of $3,123 per month for the lease period from August 25, 2021 to August 25, 2023. On December 1, 2022, the agreement was terminated.

Operating Lease Agreements - On July 2, 2022 the Company leased an office space under a non-cancellable operating lease agreement with a third party, Xi Ling. Under the terms of the agreement, the Company is committed to make total lease payments of $21,912, or RMB 150,000, committed to make lease payments of $7,304 per year for the lease period from July 2, 2022 to July 2, 2025.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $57,687 and $65,968 for the nine months ended March 31, 2023 and 2022, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Balance sheet information related to the Company’s leases is presented below:

	March 31, 2023	June 30, 2022
Assets
Operating lease right of use assets	$15,889	$77,106
Liabilities
Operating lease liabilities – current	$6,789	$34,928
Operating lease liabilities – non-current	7,280	2,986
Total Operating lease liabilities	$14,069	$37,914

The following provides details of the Company’s lease expenses:

	For the Three Months Ended March 31,
	2023	2022
Operating lease expenses	$14,698	$23,214

	For the Nine Months Ended March 31,
	2023	2022
Operating lease expenses	$57,687	$65,968

Other information related to leases is presented below:

	For the Nine Months Ended March 31,
	2023	2022
Cash Paid for Amounts Included in Measurement of Liabilities:
Operating cash flows used in operating leases	$21,633	$24,982
Weighted Average Remaining Lease Term:
Operating leases	2.25 years	1.4 years
Weighted Average Discount Rate
Operating leases	4.75%	4.75%

As most of the Company’s leases do not provide an implicit rate, the Company uses 1-5 years borrowing rate from bank of 4.75% based on the information available at commencement date in determining the present value of lease payments.

Maturities of lease liabilities were as follows:

For the year ending June 30:
Remainder of 2023	$-
2024	7,280
2025	7,280
Total lease payments	14,560
Less: imputed interest	491
Total lease liabilities	$14,069

Under the terms of the agreement, the Company was required to satisfy the lease payment obligation of $106,680, or RMB 700,000, by issuing the common stock of Longduoduo to the lessor. These shares have been issued during the year ended June 30, 2022 (see Note 10).

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company was not subject to any material loss contingency as of March 31, 2023 and June 30, 2022.

NOTE 10. STOCKHOLDERS’ DEFICIT

On July 26, 2021, Longduoduo HK issued a total of 600 shares, or equivalent to 18,000,000 common shares of Longduoduo upon the Share Exchange, to Eden Hall Global Capital Co., Ltd. for service compensation expense of $914,400.

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

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(430,807)	$(105,005)
Denominator:
Basic and diluted weighted-average number of shares outstanding	300,000,000	300,000,000
Net loss per share:
Basic and diluted	$(0.001)	$(0.0004)

	For the Nine Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(868,378)	$(7,327,879)
Denominator:
Basic and diluted weighted-average number of shares outstanding	300,000,000	241,894,622
Net loss per share:
Basic and diluted	$(0.003)	$(0.0303)

NOTE 12. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. The Company holds 90%, 80%, 80% and 51% interest of Qingguo, Chengheng, Rongbin and Tianju as of March 31, 2023, respectively.

As of March 31, 2023 and June 30, 2022, the non-controlling interests in the consolidated balance sheet was ($186,662) and ($93,553), respectively.

For the three months ended March 31, 2023, the comprehensive loss attributable to common stockholders and non-controlling interests were $437,521 and $41,181, respectively. For the nine months ended March 31, 2023, the comprehensive loss attributable to common stockholders and non-controlling interests were $854,828 and $93,109, respectively.

For three months ended March 31, 2022, the comprehensive income (loss) attributable to common stockholders and non-controlling interests were $(105,870) and $3,487, respectively. For nine months ended March 31, 2022, the comprehensive loss attributable to common stockholders and non-controlling interests were $7,337,124 and $39,530, respectively.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2023 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In connection with the preparation of our financial statements for the three months ended March 31, 2023, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table shows key components of the unaudited results of operations during the three and nine months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,		Change
	2023 (Unaudited)	2022 (Unaudited)	$	%
Total revenue	$280,138	$724,278	$(444,140)	(61)%
Cost of revenue	118,516	204,886	(86,370)	(42)%
Gross Profit	161,622	519,392	(357,770)	(69)%
Total operating expenses	634,143	620,300	13,843	2%
Loss from operations	(472,521)	(100,908)	(371,613)	368%
Other income (expense), net	1,213	(552)	1,765	(320)%
Loss before income taxes	(471,308)	(101,460)	(369,848)	365%
Income tax expense	-	1	(1)	(100)%
Net Loss	$(471,308)	$(101,461)	$(369,847)	365%

During the three months ended March 31, 2023, our revenue was $280,138, and was attributable to the sale of healthcare services and healthcare products, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. As of March 31, 2023, we operated through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, the four largest cities in Inner Mongolia of China. During the three months ended March 31, 2023, our revenue decreased $444,140 (or 61%) compared to the same period of last year, The primary reason for the decline was that the operations of our five operating entities were almost completely stagnant, due to the spread of COVID-19 in October and November of 2022. Since the beginning of 2023, the effect of COVID-19 on our business operations has been reduced. Nevertheless we are still in the process of recovery.

Cost of revenue mainly consists of our cost for third-party healthcare service providers who perform healthcare services for our customers, as well as the cost of purchasing products. During the three months ended March 31, 2023, our cost of revenue was $118,516, with the result that our gross profit was $161,622, a gross margin of 58%. Gross margin at that level was sufficient to operate profitably. However, we incurred a substantial net loss because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses during the three months ended March 31, 2023 increased by $13,843, primarily attributable to:

●	$308,990 in advertising and promotion expenses incurred during the three months ended March 31, 2023, compared to $251,071 recorded during the three months ended March 31, 2022. The increase was primarily attributable to the increase of marketing service fee, which is calculated by customer's payment paid from the company.

●	$190,952 in salaries and benefits expenses in the three months ended March 31, 2023, compared to $167,680 during the three months ended March 31, 2022. The increase in our labor costs was primarily caused by an increase in our employee count.

●	$77,501 in office expenses in the three months ended March 31, 2023, compared to $141,048 during the three months ended March 31, 2022, the decrease was mainly relative to a decrease in revenue described above.

As described above, our net loss for the three months ended March 31, 2023 were $471,308, compared to a net loss of $101,461 for the three months ended March 31, 2022.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the three months ended March 31, 2022 and 2021, we recorded foreign currency translation adjustments of $(7,394) and $(922), respectively,

	For the Nine Months Ended
	March 31,		Change
	2023 (Unaudited)	2022 (Unaudited)	$	%
Total revenue	$759,895	$2,402,557	$(1,642,662)	(68)%
Cost of revenue	299,780	730,576	(430,796)	(59)%
Gross Profit	460,115	1,671,981	(1,211,866)	(72)%
Total operating expenses	1,424,759	9,034,484	(7,609,725)	(84)%
Loss from operations	(964,644)	(7,362,503)	6,397,859	(87)%
Other income (expense), net	1,744	(3,386)	5,130	(152)%
Loss before income taxes	(962,900)	(7,365,889)	6,402,989	(87)%
Income tax expense	-	229	(229)	(100)%
Net Loss	$(962,900)	$(7,366,118)	$6,403,218	(93)%

During the nine months ended March 31, 2023, our revenue was $ $759,895, and was attributable to the sale of healthcare services and healthcare products, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. As of March 31, 2023, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, the four of largest cities in Inner Mongolia of China. During the nine months ended March 31, 2023, our revenue decreased by $1,642,662 (or 68%) compared to same period of last year. The decrease in revenue was mainly the result of the operations of our five operating entities becoming almost stagnant, due to COVID-19 in October and November of 2022.

Cost of revenue mainly consists of our cost for third-party healthcare service providers who perform healthcare services for our customers and the cost of purchasing products. During the nine months ended March 31, 2023, our cost of revenue was $299,780, with the result that our gross profit was $460,115, a gross margin of 60%. Gross margin at that level was sufficient to operate profitably. However, we incurred a substantial net loss because the Company incurred significant marketing expense to in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses during the nine months ended March 31, 2023 decreased by $7,609,725, primarily attributable to:

●	$539,836 in advertising and promotion expenses incurred during the nine months ended March 31, 2023, compared to $6,893,588 recorded during the nine months ended March 31, 2022. The decrease was primarily attributable to the fact that on July 26, 2021, Longduoduo HK issued a total of 3,822 shares, which were exchanged for 114,579,853 common shares of Longduoduo upon the Share Exchange. Since the shares were issued to 32 sales agents, the Company recorded service compensation expense of $5,824,728.

●	$476,436 in salaries and benefits expenses in the nine months ended March 31, 2023, compared to $481,778 during the nine months ended March 31, 2022. The decrease in our labor costs was primarily caused by the COVID-19 described above.

●	$228,133 in office expenses during the nine months ended March 31, 2023, compared to $1,473,720 during the nine months ended March 31, 2022. The decrease was mainly attributable to the fact that on July 26, 2021, Longduoduo HK issued a total of 600 shares, which were exchanged for 18,000,000 common shares of Longduoduo upon the Share Exchange. Since the shares were issued to Eden Hall Global Capital Co., Ltd., which provides administrative services to the Company, we recorded service compensation expense of $914,400.

As described above, our net loss for the nine months ended March 31, 2023 were $962,900, compared to a net loss of $7,366,118 for the nine months ended March 31, 2022.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the nine months ended March 31, 2023 and 2022, foreign currency translation adjustments of $14,963 and $(10,536), respectively, have been reported as other comprehensive income (loss) in the consolidated statement of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of March 31, 2023, the Company had $644,622 in cash and cash equivalents. On the same date, we had a working capital deficit of $2,105,719, primarily because we had received $1,359,742 from customers as prepayment for future services and products but used the majority of the deposited sums to pay ongoing expenses and had only $114,691 in prepayments on our March 31, 2023 balance sheet. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

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

Cash Flows

The following unaudited table summarizes our cash flows for the nine months ended March 31, 2023 and 2022.

	For the Nine Months Ended March 31,		Change
	2023	2022
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$507,942	$(92,588)	$600,530
Net cash used in investing activities	(75,353)	(108,130)	32,777
Net cash (used in) provided by financing activities	(138,450)	85,876	(224,326)
Effect of exchange rate fluctuation on cash and cash equivalents	(6,189)	3,539	(9,728)
Net increase (decrease) in cash and cash equivalents	287,950	(111.303)	399,253
Cash and cash equivalents, beginning of period	356,672	273,116	83,556
Cash and cash equivalents, ending of period	$644,622	$161,813	$482,809

Net Cash Provided by (Used in) Operating Activities

For the nine months ended March 31, 2023 we had cash provided by operating activities of $507,942, compared to $92,588 used in operating activities for the nine months ended March 31, 2022. Cash was provided by operations during the nine months ended March 31, 2023, despite the net loss that we recorded, primarily due to the $585,035 in additional deposits that we received during that period, as well as an increase in our accounts payable and other payables totaling $485,801.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2023 was $75,353, compared to $108,130 for the nine months ended March 31, 2022. The cash was used for the purchase of fixed assets and office decoration.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2023 was $138,450, compared to $85,876 provided by financing activities for the nine months ended March 31, 2022 was due to the repayment of loan from third parties.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2023. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2023 for the purposes described in this paragraph.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2023, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the nine months ended March 31, 2023.

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

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	May 22, 2023
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	May 22, 2023
Kang Liping	(Principal Financial and Accounting Officer)