Form 10-K
period 2023-06-30
Longduoduo Co Ltd
filed 2023-11-14
CIK 1892316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 30,005,008 shares of the issuer’s common stock, par value $0.001 per share.

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

NOTE REGARDING REVERSE STOCK SPLIT

Effective on September 26, 2023, Longduoduo Company Limited implemented a one-for-ten reverse split of its common stock. To facilitate comparative analysis, all statements in this Report regarding numbers of shares of common stock and all references to prices of a share of common stock, if referencing events or circumstances occurring prior to September 26, 2023, have been modified to reflect the effect of the reverse stock split on a pro forma basis.

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

Longduoduo through its operating subsidiaries, which are headquartered in Hohhot, Ordos, Baotou and Ulanqab of China, is engaged in the business of providing comprehensive and high-quality preventive healthcare solutions and agent sales of preventive healthcare solutions. Through third-party healthcare service providers, we provide a wide range of comprehensive preventive healthcare services including disease screening, healthcare treatments, healthcare products and other services. The Company mainly focus on prevention of myocardial infarction, cerebral infarction, hemiplegia, and cardiovascular and cerebrovascular diseases. Our customers are primarily individual customers who have been introduced by our other customers and our sales agents. Longduoduo also focus on agent sales of healthcare services and products. Longduoduo currently has 65 full-time employees.

The following chart describes our current corporate structure:

Longduoduo Company Limited (Hong Kong) (“Longduoduo HK”), was established on July 26, 2021 under the laws of Hong Kong. On October 26, 2021, Longduoduo issued 30,000,000 shares of its common stock to the original shareholders of Longduoduo HK, in exchange for 100% of the outstanding shares of Longduoduo HK (the “Share Exchange”).

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

Our Business

Our operating subsidiaries, Longduoduo Health Technology, Qingguo, Rongbin, Chengheng and Tianju, through third-party healthcare service providers, provide comprehensive and high-quality preventive healthcare solutions, and also provide agent sales of preventive healthcare solutions. These preventive healthcare solutions include a wide range of comprehensive preventive healthcare services, including disease screening, healthcare treatments, healthcare products and other services. The Company mainly focuses on prevention of myocardial infarction, cerebral infarction, hemiplegia, and cardiovascular and cerebrovascular diseases.

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

Our operating subsidiaries pay service fees to these third-party healthcare service providers based on the number of health products, medical examinations and the services they provide for our customers. We carefully select our third-party healthcare service provider based on our internal assessment of the quality of the provider’s institution and staff. We assess potential third-party healthcare service providers and chose future third-party healthcare service providers that fit our business based on the following points:

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

From June of 2023, the Company began to engage in agent sales business and focused on the sales of preventive healthcare solutions from our providers. Our operating subsidiaries have contracted with Inner Mongolia Honghai Health Management Co., LTD (“Honghai”). The contracts are set out below:

Sales Agency Agreements, dated June 20, 2023 and expiring on June 20, 2026, by and between Longduoduo Health Technology Co., Ltd, Inner Mongolia Rongbin Health Consulting Co., Ltd, Inner Mongolia Chengheng Health Consulting Co., Ltd, Inner Mongolia Qinguo Health Consulting Co., Ltd, Inner Mongolia Tianju Health Consulting Company Limited and Inner Mongolia Honghai Health Management Co., LTD. Under the terms of these agreements, our operating subsidiaries provide agent sales of Honghai’s preventive healthcare solutions such as “Immunological Ozonated Autohemotherapy”, “2000ml Immunological Ozonated Autohemotherapy” and “Meridian-regulating and Consciousness-restoring Iatrotechnics” etc.

In the long run, by leveraging our growing network of medical centers, large and loyal customer base, established demographic and disease information database, we plan to expand the scope of our service offerings and ultimately establish our company as a leading health management service provider and sales agency in China. We intend to achieve our goal by implementing the following strategies:

●	further expanding our product offerings;

●	continuing to expand our network coverage nationwide; and

●	further upgrading our service standards to enhance the customer experience.

The successful execution of our business plan is subject to risks and uncertainties related to our business and industry, including those relating to our ability to:

●	maintain and enhance the recognition and reputation of our Longduoduo brand;

●	compete effectively;

●	manage our growth or execute our strategies effectively;

●	provide superior customer experience and offer services at attractive prices to meet customer needs and preferences;

●	manage and expand our relationships with suppliers and third-party service providers; and

●	secure and retain the services of qualified personnel.

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

Competition

We face significant competition from two main types of competitors: the medical examination departments of major public hospitals and private medical examination companies. The private medical examination market is further segmented into (i) large national companies; (ii) regional providers; (iii) numerous local independent medical examination centers located in nearly every city in China; and other sales agencies of health services.

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

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the year ended June 30, 2023 and 2022.

Employees

The Company has 65 full-time employees. Of those 65, Qingguo has 15 full-time employees, Rongbin has 21 full-time employees, Chengheng has 9 full-time employees, Tianju has 10 full-time employees and Longduoduo Health Technology has 10 full-time employees.

The Company’s employees include 19 with management responsibilities, 17 with administrative and operations responsibilities, and 29 responsible for customer services.

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

Since December 2022, many of the restrictive measures previously adopted by the PRC governments at various levels to control the spread of the COVID-19 virus have been revoked or replaced with more flexible measures. The revocation or replacement of the restrictive measures to contain the COVID-19 pandemic could have a positive impact on the Company’s normal operations.

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

There are numerous hospitals and private clinics providing medical examination services and, at the high end of the market, many Chinese hospitals have VIP wards that cater to affluent customers. We face significant competition from two main types of competitors: the medical examination departments of major public hospitals and private medical examination companies. The private preventive healthcare market is further segmented into large franchise companies, regional providers and numerous local independent medical examination centers located in nearly every city in China. We compete primarily on the basis of price, quality of service, convenience, location, brand recognition and reputation. We do not have the same level of brand recognition as some of the medical examination centers of large public hospitals, and in some regional markets our brand is not as established and our geographical coverage is not as extensive as that of our private competitors. Furthermore, we lack the equipment necessary for certain highly technical medical tests. Many competing hospitals that are government-owned are exempt from income taxes on their medical income, which provides them with a significant competitive advantage over us. Furthermore, competing hospitals, clinics or other facilities may commence new operations or expand existing operations, which would increase their competitive position and potentially erode our business, financial condition, results of operations and prospects.

We have incurred significant net losses and we may continue to experience significant losses in the future.

We have incurred significant net losses since our inception. We had net income of $21,085 and net loss of $7,563,565 in the 2023 and 2022 fiscal years, respectively. We had an accumulated deficit of $7,885,080 as of June 30, 2023. We cannot assure you that we will be able to generate net profits or positive cash flow from operating activities in the future. The deficit occurred because the company paid a lot of marketing expense to exploit the market and expand our scale. We intend to continue to exploit the market and expand our nationwide network coverage. As a result of these planned expenditures, we believe that we may incur net losses or modest income for some time in the future.

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

Most government-sponsored social medical insurance in China does not cover medical examinations. In certain locations where government-sponsored social medical insurance covers medical examinations, we have cooperating hospitals that are qualified institutions under such insurance coverage. Currently, most of our individual customers pay directly for medical examinations. If government-sponsored social medical insurance is further expanded to cover medical examinations in more geographical locations, and Longduoduo does not become a qualified institution for such coverage, certain of our customers may discontinue or terminate their relationship with us, and certain individual customers may opt to use other medical institutions covered by such medical insurance rather than pay for our services. As a result, the expansion of government-sponsored social medical insurance could materially and adversely affect our business, financial condition and results of operations.

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

As a new public reporting company, we will be in a continuing process of developing, establishing, and maintaining internal controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting if and when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Although our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the date we are no longer an emerging growth company, our management will be required to report on our internal controls over financial reporting under Section 404. If we fail to achieve and maintain the adequacy of our internal controls, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm that must be performed may reveal other material weaknesses or that the material weaknesses have not been fully remediated. If we do not remediate our material weaknesses, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

Our board of directors acts as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors, which consists of two officers and two independent members, acts as the compensation committee for the Company and determines the compensation and benefits of our executive officers, will administer our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that an executive officer on the board may have influence over his or her personal compensation and may obtain benefits levels that may not be commensurate with our financial performance.

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

Our management has limited experience managing a public company.

At the present time, our management has limited experience in managing a public company. This may hinder our ability to establish effective controls and systems and comply with all applicable requirements associated with being a public company. If compliance problems result, these problems could have a material adverse effect on our business, financial condition or results of operations. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to our new compliance requirements. Moreover, these requirements will increase our legal, accounting and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect it will be difficult and expensive for us to obtain director and officer liability insurance. These requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

We may have difficulty in hiring and retaining a sufficient number of qualified employees to serve as our management staff. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as will be required under Section 404 of the Sarbanes Oxley Act of 2002.

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

Because our principal assets are located outside of the United States and because all of our directors and all our officers reside outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers or to enforce judgments of United States courts against us or them in the PRC.

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

The financial statements in our annual report on Form 10-K for the year ended June 30, 2023 were audited by MICHAEL T. STUDER CPA P.C. (“MTS CPA”), a U.S.-based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. Our auditor is headquartered in New York, is subject to inspection by the PCAOB on a regular basis with the last inspection in 2022. We have no intention of dismissing MTS CPA in the future or of engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement.

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

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect us and the quotation of our securities on the OTC Pink Market. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, quotation of our securities on the OTC may be prohibited and we may be subject to fines and penalties. We believe that we will not be subject to the cybersecurity review by the CAC, given that: (i) we are not an “operator of critical information infrastructure” or a “data processor” carrying out data processing activities that affect or may affect national security; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the 2021 Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the 2021 Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

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

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (ii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial public offering. The exemptions available to emerging growth companies include the right to present only two years of audited financial statements in our registration statements and annual reports, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act relating to internal controls, reduced disclosure about executive compensation arrangements, and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. Some of these exemptions are also available to us as a smaller reporting company (i.e. a company with less than $250 million of its voting equity held by non-affiliates). We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Our insiders own the majority of the outstanding shares of our stock, and accordingly, will have control over stockholder matters, the Company’s business and management.

One member of our Board of Directors owns, in aggregate, common stock representing 51.30% of the outstanding shares of our common stock. While he continues to hold the majority of the voting power in our Company, this director will have effective control over the Company. In particular, the director will have the ability to:

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

Office Leases

In April of 2021, Qingguo entered into an operating cooperation agreement with Hohhot Aihua Traditional Chinese Medicine Hospital. Under the terms Qingguo is able to use its office space (approximately 700 square meters) free of charge during the period between April 1, 2021 to March 31, 2026. On May 27, 2022, both sides renewed the agreement to lease this office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from May 27, 2022, Qingguo is committed to make a lease payment of approximately $9,295 per year for 1 year.

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

In March of 2021, Chengheng leased an office space (approximately 1500 square meters) under an operating lease agreement from Wudun Qiqige. Under the terms of the agreement, Chengheng is committed to make lease payments of approximately RMB700,000 for the period between April 1, 2021 and March 31, 2023.

On April 4, 2023, Chengheng leased an office space (approximately 957 square meters) under an operating lease agreement from Jinrong Holding (Hainan) Group Co., LTD. Inner Mongolia branch. Under the terms of the agreement, Chengheng is committed to make lease payments of approximately RMB144,140 for the period between April 9, 2023 and April 8, 2024.

In June of 2021, Longduoduo Health Technology entered into a contract of Medical Technology Commissioned Service and the supplementary agreement with Ulanqab Mengzhong Rehabilitation TCM Hospital Co., Ltd. Under the terms, Longduoduo Health Technology is able to use its office space (approximately 600 square meters) free of charge during the period between June 20, 2021 and June 19, 2026.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is quoted on the OTC Pink Market under the symbol “LDDD”. The quotations reported on the OTC Pink Market reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The Company’s common stock is thinly traded. The quoted bid and asked prices for the Common Stock vary significantly from week to week. An investor holding shares of the Company’s Common Stock may find it difficult to sell the shares and may find it impossible to sell more than a small number of shares at the quoted bid price.

Holders of Securities

As of the date of filing of this report, we had 50 shareholders of record and 30,005,008 outstanding shares of common stock, par value $0.001.

There are currently effective prospectuses that will permit the public resale of 14,607,993 shares of our common stock now held by shareholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not have any unregistered sales of equity securities during the fourth quarter of the fiscal year ended June 30, 2023.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal quarter ended June 30, 2023.

Item 6. [Reserved]

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

Results of Operations for the Years Ended June 30, 2023 and 2022

The following table shows key components of the results of operations during the years ended June 30, 2023 and 2022:

	For the Years Ended June 30,		Change
	2023	2022	$	%
Total revenue	$3,818,560	$3,237,993	$580,567	18%
Cost of revenue	591,885	1,005,030	(413,145)	(41)%
Gross Profit	3,226,675	2,232,963	993,712	45%

Total operating expenses	3,197,437	9,788,249	(6,590,812)	67%
Income (loss) from operations	29,238	(7,555,286)	7,584,524	(100)%
Other income (expense)	2,093	(6,703)	8,796	(131)%
Income (loss) before income taxes	31,331	(7,561,989)	7,593,320	(100)%
Income taxes	10,246	1,576	8,670	550%
Net income (loss)	21,085	(7,563,565)	7,584,650	(100)%

During the year ended June 30, 2023, our revenue was total $3,818,560, of which $1,808,515 was attributable to the sale of healthcare services and healthcare products, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services, and $2,010,045 commission revenue was attributable to the service of sales agents. From June of 2023, the Company began to engage in agent sales business and focused on the sales of preventive healthcare solutions from our provider. As of June 30, 2023, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, the four of largest cities in Inner Mongolia of China.

Cost of revenue mainly consists of our cost for third-party healthcare service providers who perform healthcare services for our customers and the cost of purchasing products. During the year ended June 30, 2023, our cost of revenue was $591,885, with the result that our gross profit was $3,226,675, a gross margin of more than 84.5%. Gross margin at that level was sufficient to operate profitably. However, we realized only $29,238 in income from operations for the year ended June 30, 2023 because the Company incurred significant marketing expense to in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses in fiscal year 2023 decreased by $6,590,812, primarily attributable to:

●	$1,464,450 in advertising and promotion expenses incurred in the year ended June 30, 2023, compared to $7,221,685 recorded in the year ended June 30, 2022. The decrease was primarily attributable to the fact that the fiscal 2022 expenses included service compensation of $5,824,728 incurred on July 26, 2021 when Longduoduo HK issued to 32 sales agents a total of 3,822 shares, which were exchanged for 11,457,985 common shares of Longduoduo upon the Share Exchange.

●	$142,447 in professional fees in the year ended June 30, 2023, compared to $120,000 in recorded in the year ended June 30, 2022. In both cases, the expense was primarily related to the Company’s efforts to become a reporting company in the United States.

●	$756,913 in salaries and benefits expenses in the year ended June 30, 2023, compared to $662,813 in the year ended June 30, 2022. The increase in our labor costs was primarily caused by the company increasing the average wages paid to employees.

●	$701,862 in office expenses in the year ended June 30, 2023, compared to $1,634,646 in the year ended June 30, 2022. The decrease was mainly attributable to the fact that the fiscal 2022 expenses included service compensation of $914,000 incurred July 26, 2021 when Longduoduo HK issued to Eden Hall Global Capital Co., Ltd. a total of 600 shares, which were exchanged for 18,000,000 common shares of Longduoduo upon the Share Exchange.

Our net income for the year ended June 30, 2023 was $21,085, compared to a net loss of $7,563,565 in the year ended June 30, 2022.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the years ended June 30, 2023 and 2022, foreign currency translation adjustments of $46,099 and $34,745, respectively, have been reported as other comprehensive income in the consolidated statement of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of June 30, 2023, the Company had $1,136,562 in cash and cash equivalents. On the same date, we had a working capital deficit of $733,781, primarily because we had received $588,335 from customers as prepayment for future services and products but used the majority of the deposited sums to pay ongoing expenses and had only $68,341 in prepayments on our June 30, 2023 balance sheet. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

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

Cash Flows

The following table summarizes our cash flows for the years ended June 30, 2023 and 2022.

	For the Years Ended June 30,		Change
	2023	2022	$
Net cash provided by operating activities	$965,337	$28,572	$936,765
Net cash used in investing activities	(125,880)	(111,882)	(13,998)
Net cash provided by (used in) financing activities	(143,333)	179,697	(323,030)
Effect of exchange rate fluctuation on cash and cash equivalents	83,766	(12,831)	96,597
Net increase in cash and cash equivalents	779,890	83,556	696,334
Cash and cash equivalents, beginning of year	356,672	273,116	83,556
Cash and cash equivalents, end of year	$1,136,562	$356,672	$779,890

Net Cash Provided by Operating Activities

For the year ended June 30, 2023, we had cash provided by operating activities of $965,337, compared to $28,572 for the year ended June 30, 2022. Cash provided by operations during the year ended June 30, 2023 was primarily due to the fact that we increased our accounts payable by $1,050,336 during the year. In addition, we recorded non-cash expenses totaling $516,842, including $384,500 in stock-based compensation paid to sales agents.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended June 30, 2023 was $125,880, compared to $111,882 for the year ended June 30, 2022. The cash was used for the purchase of fixed and intangible assets and office decoration.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the year ended June 30, 2023 was $143,333 which was due to the repayment of a loan from a third party, compared to $179,697 in cash provided by financing activities during the year ended June 30, 2022, which due to loan from a third party and proceeds from shares issued.

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

In our preparation of the financial statements for the year ended June 30, 2023, there was no estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Longduoduo Company Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Longduoduo Company Limited (the “Company”) as of June 30, 2023 and the related consolidated statements of operations and comprehensive income, changes in deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit maters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Commission Revenue

The Company’s consolidated statement of operations for the year ended June 30, 2023 includes commission revenue of $2,010,045. Substantially all of the commission revenue was derived from a contract executed in June 2023 with a third-party healthcare provider. Under the contract, the Company refers customers to the third-party provider, which is wholly responsible for fulfillment of the services to the customer. The Company has no performance commitment or liability to the customer. The Company recognizes commission revenue upon acceptance of the customer contract by the third-party provider in an amount equal to the net of the gross amount received from the customer less the amount payable to the third-party provider.

The principal considerations for our determination that performing procedures relating to commission revenue is a critical audit matter are (i) the significant judgement by management to determine whether to account for the transactions in an agent or principal capacity and (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures relating to commission revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among other things, evaluating the conclusions reached by management and reviewing both contracts with customers and the contract between the Company and the third-party provider.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

November 14, 2023

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Longduoduo Company Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Longduoduo Company Limited and subsidiaries (the “Company”) as of June 30, 2022, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Diamond Bar, California

October 13, 2022

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2023	2022

Assets
Current Assets:
Cash and cash equivalents	$1,136,562	$356,672
Other receivables	107,042	30,787
Prepayments	68,341	33,837
Inventories	820	3,032
Total current assets	1,312,765	424,328
Property and equipment, net	152,719	109,233
Intangible asset, net	3,828	-
Right-of-use assets	13,470	77,106
Total assets	$1,482,782	$610,667

Liabilities and Deficit
Current Liabilities:
Accounts payable	$1,044,247	$40,812
Deferred revenue	588,335	788,649
Accrued expenses	90,858	125,954
Due to related parties	104,611	74,558
Loan from third party	-	143,333
Security deposits	54,992	329,180
Other payables	84,015	90,162
Operating lease liabilities, current	6,579	34,928
Other current liabilities	72,909	2,444
Total current liabilities	2,046,546	1,630,020
Operating lease liabilities, less current portion	6,891	2,986
Total liabilities	2,053,437	1,633,006

Deficit:
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and 2022	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 30,005,008 and 30,000,008 shares issued and outstanding at June 30, 2023 and 2022, respectively	30,005	30,000
Additional paid-in capital	7,246,729	6,862,234
Accumulated deficit	(7,885,080)	(7,845,991)
Accumulated other comprehensive income	66,389	24,971
Total stockholders’ deficit	(541,957)	(928,786)
Non-controlling interests	(28,698)	(93,553)
Total deficit	(570,655)	(1,022,339)
Total liabilities and deficit	$1,482,782	$610,667

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended June 30,
	2023	2022

Revenues:
Service revenue	$1,799,901	$2,720,160
Product revenue	8,614	502,964
Commission revenue	2,010,045	14,869
Total revenues	3,818,560	3,237,993
Cost of revenue:
Cost of service revenue	591,574	928,608
Cost of product revenue	311	76,422
Total cost of revenues	591,885	1,005,030
Gross profit	3,226,675	2,232,963

Selling, general and administrative expenses	3,197,437	9,788,249
Income (Loss) from operations	29,238	(7,555,286)
Other income (expense)	2,093	(6,703)
Income (loss) before provision for income taxes	31,331	(7,561,989)
Provision for income taxes	10,246	1,576
Net income (loss)	21,085	(7,563,565)
Less: net income (loss) attributable to non-controlling interests	60,174	(46,200)
Net income (loss) attributable to common stockholders	$(39,089)	$(7,517,365)

Comprehensive loss:
Net income (loss)	$21,085	$(7,563,565)
Foreign currency translation adjustment	46,099	34,745
Comprehensive income (loss)	67,184	(7,528,820)
Less: comprehensive income (loss) attributable to non-controlling interests	64,855	(42,708)
Comprehensive income (loss) attributable to the common stockholders	$2,329	$(7,486,112)

Basic and diluted loss per share	$(0.001)	$(0.293)
Weighted average number of shares outstanding - basic and diluted	30,018,056	25,616,907

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE YEARS EDNED JUNE 30, 2023 AND JUNE 30, 2022

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholder’ Deficit	controlling Interests	Total Deficit
Balance at June 30, 2021	16,442,015	$16,442	$ (15,736)	$ (328,626)	$ (6,282)	$ (334,202)	$ (50,845)	$ (385,047)
Stock-based compensation	13,257,993	13,258	6,725,870	-	-	6,739,128	-	6,739,128
Shares issued for lease payment	210,000	210	106,470	-	-	106,680	-	106,680
Shares issued for the payment of purchasing furniture	30,000	30	15,210	-	-	15,240	-	15,240
Shares issued for cash	60,000	60	30,420	-	-	30,480	-	30,480
Net loss	-	-	-	(7,517,365)	-	(7,517,365)	(46,200)	(7,563,565)
Foreign currency translation adjustment	-	-	-	-	31,253	31,253	3,492	34,745
Balance at June 30, 2022	30,000,008	$30,000	$6,862,234	$(7,845,991)	$24,971	$(928,786)	$(93,553)	$(1,022,339)
Stock-based compensation	5,000	5	384,495	-	-	384,500	-	384,500
Net income (loss)	-	-	-	(39,089)	-	(39,089)	60,174	21,085
Foreign currency translation adjustment	-	-	-	-	41,418	41,418	4,681	46,099
Balance at June 30, 2023	30,005,008	$30,005	$7,246,729	$(7,885,080)	$66,389	$(541,957)	$(28,698)	$(570,655)

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$21,085	$(7,563,565)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	67,738	65,700
Operating lease expense	64,604	88,300
Stock compensation expense	384,500	6,739,128
Changes in operating assets and liabilities:
Other receivables	(78,477)	(23,762)
Prepayments	(43,997)	(26,319)
Inventories	1,826	(3,358)
Due from related parties	(56,663)	11,966
Accounts payable	1,050,336	(137,841)
Deferred revenue	(145,760)	376,867
Accrued expenses	(32,595)	12,545
Due to related parties	77,564	94,728
Security deposits	(274,188)	341,541
Other payables	(122,792)	93,041
Payment of operating lease liabilities	(21,575)	(34,081)
Other current liabilities	73,731	(6,318)
Net cash provided by operating activities	965,337	28,572

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(120,127)	(111,882)
Purchase of intangible asset	(5,753)	-
Net cash used in investing activities	(125,880)	(111,882)

Cash Flows from Financing Activities
Shares issued for cash	-	30,982
Proceeds from short-term borrowing from third party	(143,333)	148,715
Net cash provided by (used in) Financing Activities	(143,333)	179,697

Effect of exchange rate fluctuation on cash and cash equivalents	83,766	(12,831)
Net increase in cash and cash equivalents	779,890	83,556

Cash and cash equivalents, beginning of year	356,672	273,116
Cash and cash equivalents, end of year	$1,136,562	$356,672

Supplemental Non-Cash Investing and Financing Activities
Share issuance for lease payment	$-	$106,680
Share issuance in exchange for equipment	$-	$15,240
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$70,914

Supplemental disclosure of cash flow information
Cash paid for income taxes	$10,246	$1,576
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS EDNED JUNE 30, 2023 AND JUNE 30, 2022

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Longduoduo Company Limited (“Longduoduo”, together as a group with Longduoduo’s subsidiaries referred to as the “Company” or “we”) was incorporated in the State of Nevada on October 25, 2021. Acting in a principal capacity, the Company provides customers comprehensive and high-quality preventive healthcare solutions including a wide range of preventive healthcare services, including disease screening healthcare treatment, healthcare products and other services through a network of third-party healthcare service providers. In June 2023, the Company began to engage in agent sales of preventive healthcare solutions on behalf of third-party providers and earn commissions revenue.

On September 21, 2023, the Company implemented a 1-for-10 reverse split of its outstanding common stock, effective at the close of business on September 26, 2023. The accompanying financial statements have been adjusted to retroactively reflect this reverse stock split.

Longduoduo’s subsidiaries include:

●	Longduoduo Company Limited (Hong Kong) (“Longduoduo HK”), which was established on July 26, 2021 under the laws of Hong Kong. On October 26, 2021, Longduoduo issued 30,000,008 shares of its common stock to the original shareholders of Longduoduo HK, in exchange for 100% of the outstanding shares of Longduoduo HK (the “Share Exchange”).

●	Longduoduo Health Technology Company Limited (“Longduoduo Health Technology”), a privately held Limited Company registered in Inner Mongolia, China on August 20, 2020. On August 16, 2021, Longduoduo HK acquired 100% of the ownership of Longduoduo Health Technology from the original shareholders of Longduoduo Health Technology.

●	Inner Mongolia Qingguo Health Consulting Company Limited (“Qingguo”), a privately held Limited Company registered in Inner Mongolia, China on June 18, 2020. On September 8, 2020, Longduoduo Health Technology acquired 90% of the ownership of Qingguo from the original shareholders of Qingguo.

●	Inner Mongolia Rongbin Health Consulting Company Limited (“Rongbin”), a privately held Limited Company registered in Inner Mongolia, China on March 18, 2021. Longduoduo Health Technology has controlled 80% of the ownership of Rongbin since established.

●	Inner Mongolia Chengheng Health Consulting Company Limited (“Chengheng”), a privately held Limited Company registered in Inner Mongolia, China on April 9, 2021. Longduoduo Health Technology has controlled 80% of the ownership of Chengheng since established.

●	Inner Mongolia Tianju Health Consulting Company Limited (“Tianju”), a privately held Limited Company registered in Inner Mongolia, China on July 5, 2021. Longduoduo Health Technology has controlled 51% of Tianju since inception.

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS EDNED JUNE 30, 2023 AND JUNE 30, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2023, the Company had negative working capital of $733,781 and negative stockholders’ equity of $570,655. For the years ended June 30, 2023 and June 30, 2022, the Company had net losses of $39,089 and $7,517,365, respectively. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to expand product offerings and to increase its number of customers in order to provide sufficient funds to continue operations as a going concern. However, there is no assurance that the Company will be successful in accomplishing its plans.

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

Longduoduo’s subsidiaries as of June 30, 2023 are listed as follows:

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

FOR THE YEARS EDNED JUNE 30, 2023 AND JUNE 30, 2022

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

The exchange rates used for foreign currency translation are as follows:

For the Years Ended June 30,
		2023	2022
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.2556/7.8361	6.6977/7.8467
Revenue and expenses	period weighted average	6.9526/7.8370	6.4553/7.8046

F. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$69,000). As of June 30, 2023 and 2022, the Company had $606,483 and $93,510 cash in excess of the insured amount, respectively.

For the year ended June 30, 2023, one customer accounted for 99.9% of commission revenue. For the year ended June 30, 2022, no customer accounted for more than 10% of revenue.

For the years ended June 30, 2023 and 2022, the Company had four major suppliers that accounted for over 10% of its total cost of revenue.

	Year ended June 30, 2023		Year ended June 30, 2022
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue

Supplier A	$263,812	45%	$306,404	28%
Supplier B	90,380	15%	227,615	21%
Supplier C	120,646	20%	198,839	18%
Supplier D	53,419	9%	127,848	12%

G. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of June 30, 2023 and 2022.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS EDNED JUNE 30, 2023 AND JUNE 30, 2022

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

There were no transfers between level 1, level 2 or level 3 measurements for the years ended June 30, 2023 and 2022.

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, other receivables, accounts payable, accrued expenses, due to related parties, loan from third party, security deposits and other payables. As of June 30, 2023 and 2022, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS EDNED JUNE 30, 2023 AND JUNE 30, 2022

K. Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The company’s revenues are from customers in the People’s Republic of China (“PRC”). Substantially all assets of the Company are located in the PRC.

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

Service and Product Revenue

The Company sells healthcare packages, including healthcare consulting services and healthcare products. Customers may purchase a healthcare services package, or healthcare services combined with nutritional products. Currently all sales of products are bundled with healthcare services. The combination of services and products are generally capable of being distinct and accounted for as separate performance obligations. For the sale of healthcare packages that include services and products, the Company allocates revenues based on their relative selling prices.

The Company sells a healthcare service package to a customer, which represents the rights to services purchased by the Company. The delivery of a healthcare service package to a customer represents a separate performance obligation. The Company’s policy is to recognize service revenue at that time when the healthcare service package has been sold, ownership and risk of loss have been transferred to the customer, and the service has been provided. Accordingly, revenue is recognized at the point in time when the service is provided. Service revenue is recognized when the healthcare service package has been delivered to the customer and there are no remaining performance obligations.

Management regularly reviews the sales returns and allowances based on historical experience. Any subsequent sales returns and cancellations are recognized upon notification from the customers. The liability for sales returns and allowances relating to the sale of healthcare service packages amounted to $15,406 and $4,817 as of June 30, 2023 and June 30, 2022, respectively. Management’s provision for sales returns and allowances was 1.85% and 1.09%, respectively, of the total service revenue for the years ended June 30, 2023 and 2022.

Product revenue results from the sale of healthcare and nutritional products, including Collagen peptide, Calcium tablets and other products. The Company recognizes revenue when the product has been delivered and ownership and risk of loss have been transferred to the customer. The Company accepts returns provided the products are well packaged and can be resold. Management regularly reviews the sales returns and allowances based on historical experience. The liability for sales returns and allowances relating to the sale of healthcare products amounted to $229 and $997 as of June 30, 2023 and June 30, 2022, respectively. Management’s provision for sales returns and allowances was 1.26% and 1.35%, respectively, of the total product revenue for the year ended June 30, 2023 and 2022.

The Company typically collects fees before delivery of healthcare packages. Amounts received from a customer before the delivery of the healthcare package are recorded as deferred revenue on the Consolidated Balance Sheets.

Commission Revenue

Commencing in the three months ended June 30, 2023, the Company started offering in a sales agent capacity healthcare service and product packages of a third-party provider. The third party is responsible for fulfillment of the services to the customer and the Company has no performance commitment or liability to the customer. The Company receives deposits from the customers, remits to the third-party provider the provider’s contracted amounts, and retains the remaining amounts as commission revenue. The commission revenue is recognized upon acceptance of the customer contract by the third-party provider and is presented on a net basis in the Statement of Operations and Comprehensive Income (Loss).

Cost of Revenues

Cost of service revenue consists primarily of the cost of healthcare service packages purchased from third party healthcare service providers to fulfill contracts with customers.

Cost of product revenue consists primarily of the cost of healthcare products purchased from suppliers. Cost of product revenue is recognized when the product has been delivered to the customer.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS EDNED JUNE 30, 2023 AND JUNE 30, 2022

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

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of June 30, 2023 and 2022, the Company was not party to any contract to issue shares.

O. Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of operations and cash flows.

NOTE 3. PREPAYMENTS

Prepayments primarily include prepaid expenses, equipment, leasing and products in advance to suppliers. As of June 30, 2023 and 2022, prepayments and deferred expenses were $68,341 and $33,837, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS EDNED JUNE 30, 2023 AND JUNE 30, 2022

NOTE 4. PROPERTY AND EQUIPMENT

At June 30, 2023 and 2022, property and equipment, at cost, consisted of:

	June 30,	June 30,
	2023	2022

Office equipment and furniture	$204,645	$104,458
Leasehold improvement	72,026	70,561
Total	276,671	175,019
Accumulated depreciation	123,952	65,786
Total property and equipment, net	$152,719	$109,233

The Company recorded depreciation expense of $67,738 for the year ended June 30, 2023, of which $59,745 was recorded as operating expense and $7,993 was recorded as cost of revenue.

The Company recorded depreciation expense of $65,700 for the year ended June 30, 2022, of which $59,937 was recorded as operating expense and $5,763 was recorded as cost of revenue.

NOTE 5. LOAN FROM THIRD PARTY

In March 2022, the Company received advances from a third party, Jinrong Health Technology (Hainan) Co., Ltd. for working capital purposes. The loans were non-interest bearing and due on demand. The loans payable balance of $143,333 as of June 30, 2022 was repaid in the year ended June 30, 2023.

NOTE 6. RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties consists of the following:

Name of related party	June 30, 2023	June 30, 2022
Zhang Liang	$69,419	$5,353
Zhou Hongxiao	35,192	69,205
Total	$104,611	$74,558

Zhang Liang is the President, Chairman of the Board, director and a shareholder of Longduoduo, and Zhou Hongxiao is the CEO of Longduoduo. These advances due to related parties are unsecured, repayable on demand, and bear no interest.

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

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the years ended June 30, 2023 and 2022.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS EDNED JUNE 30, 2023 AND JUNE 30, 2022

A summary of income (loss) before income taxes for domestic and foreign locations for the years ended June 30, 2023 and 2022 is as follows:

	For the year ended June 30,
	2023	2022
United States	$(586,688)	$(146,606)
Foreign	618,019	(7,415,383)
Total Income (loss) before income taxes	$31,331	$(7,561,989)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the year ended
	June 30,	June 30,
	2023	2022
Income tax (benefit) at USA statutory rate	(21)%	(21)%
U.S. valuation allowance	21%	21%
Income tax (benefit) at USA effective rate	(0)%	(0)%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the year ended June 30,
	2023	2022
Income tax (benefit) at PRC statutory rate	25%	(25)%
Utilization of net operating loss carry forward	(23)%	-
PRC valuation allowance	-	25%
Income tax (benefit) at PRC effective rate	2%	(0)%

The Company did not recognize deferred tax assets since it is not more likely than not that it will realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Longduoduo Health Technology and subsidiaries in China.

As of June 30, 2023, Longduoduo Health Technology and its subsidiaries have total net operating loss carry forwards of approximately $349,976 in the PRC that expire through 2028. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $87,494 and $238,921 related to its operations in the PRC as of June 30, 2023 and 2022, respectively. The PRC valuation allowance has decreased by $151,427 and increased by $165,008 for the years ended June 30, 2023 and 2022, respectively.

The Company has incurred losses from its United States operations during the year ended June 30, 2023 of approximately $586,688. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $171,327 and $48,123 against the deferred tax assets related to the Company’s United States operations as of June 30, 2023 and 2022, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $123,204 and $30,787 for the years ended June 30, 2023, and 2022, respectively.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the Company has significant business operations. The table below presents the earliest tax year that remains subject to examination by major jurisdiction.

Earliest tax year that remains subject to examination
U.S. Federal	June 30, 2021
China	June 30, 2020

NOTE 8. LEASES

On March 31, 2021 the Company leased office space (approximately 1500 square meters) under a non-cancellable operating lease agreement with a third party Wudun Qiqige, in Ordos. Under the terms of the agreement, the Company was committed to make a one-time lease payment of $106,680, or RMB 700,000, for the lease period from April 1, 2021 to March 31, 2023.

In April 2021, Qingguo entered into an operating cooperation agreement with Hohhot Aihua Traditional Chinese Medicine Hospital. Under the terms Qingguo was able to use office space (approximately 700 square meters) free of charge during the period between April 1, 2021 to March 31, 2026. On May 27, 2022, the agreement was amended to provide for the lease of this office space under a non-cancellable operating lease agreement. Under terms of the lease agreement, from May 27, 2022, Qingguo was committed to make lease payments of approximately $9,295 per year for 1 year.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS EDNED JUNE 30, 2023 AND JUNE 30, 2022

On August 25, 2021 the Company leased a car under a non-cancellable operating lease agreement with a third party, Zhengzhou Zhengdong New District Yijiu Rental Car. Under the terms of the agreement, the Company was committed to make total lease payments of $74,946, or RMB 480,000, with lease payments of $3,123 per month for the lease period from August 25, 2021 to August 25, 2023. On December 1, 2022, the agreement was terminated.

On July 2, 2022 the Company leased a staff dormitory under a non-cancellable operating lease agreement with a third party, Xi Ling. Under the terms of the agreement, the Company is committed to make total lease payments of $21,912, or RMB 150,000, with lease payments of $7,304 per year for the lease period from July 2, 2022 to July 2, 2025.

On April 4, 2023, Chengheng leased office space (approximately 957 square meters) under an operating lease agreement with Jinrong Holding (Hainan) Group Co., LTD. Inner Mongolia branch. Under the terms of the agreement, Chengheng is committed to make lease payments of approximately $20,732 (RMB 144,140) for the period between April 9, 2023 and April 8, 2024.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed to by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $73,147 and $89,168 for the years ended June 30, 2023 and 2022, respectively.

Balance sheet information related to the Company’s leases is presented below:

	June 30, 2023	June 30, 2022
Assets
Operating lease right of use assets	$13,470	$77,106
Liabilities
Operating lease liabilities – current	$6,579	$34,928
Operating lease liabilities – non-current	6,891	2,986
Total Operating lease liabilities	$13,470	$37,914

Other information related to leases is presented below:

	For the year ended June 30,
	2023	2022
Cash Paid for Amounts Included in Measurement of Liabilities:
Operating cash flows used in operating leases	$21,575	$34,081
Weighted Average Remaining Lease Term:
Operating leases	2 years	1.15 years
Weighted Average Discount Rate
Operating leases	4.75%	4.75%

As most of the Company’s leases do not provide an implicit rate, the Company uses 1-5 years borrowing rate from bank of 4.75% based on the information available at commencement date in determining the present value of lease payments.

Maturities of lease liabilities are as follows:

For the year ending June 30:
2024	$6,891
2025	6,891
Total lease payments	13,782
Less: imputed interest	(312)
Total lease liabilities	$13,470

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS EDNED JUNE 30, 2023 AND JUNE 30, 2022

NOTE 9. CONTINGENCIES

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

The Company was not subject to any material loss contingency as of June 30, 2023 and 2022.

NOTE 10. STOCKHOLDERS’ DEFICIT

On July 26, 2021, Longduoduo HK issued 600 shares, equivalent to 1,800,000 common shares of Longduoduo upon the Share Exchange, to Eden Hall Global Capital Cp., Ltd. for service compensation expense of $914,400.

On July 26, 2021, Longduoduo HK issued a total of 3,822 shares, or equivalent to 11,457,993 common shares of Longduoduo upon the Share Exchange, to 32 sales agents for service compensation expense of $5,824,728.

On July 26, 2021, Longduoduo HK issued 100 shares, or equivalent to 300,000 common shares of Longduoduo upon the Share Exchange, to Wudun Qiqige (see Note 8) for the lease payment of approximately $106,680, or RMB 700,000, for the payment of purchasing furniture of approximately $15,240, or RMB 100,000, and for cash of approximately $30,480, or RMB 200,000.

On February 20, 2023, the Company issued 5,000 common shares (valued at $384,500) to Kang Liping (Chief Financial Officer of the Company) as compensation.

NOTE 11. BASIC AND DILUTED EARNINGS PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is shown as follows:

	For the year ended June 30,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(39,089)	$(7,517,365)
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,018,056	25,616,907
Net loss per share:
Basic and diluted	$(0.001)	$(0.293)

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS EDNED JUNE 30, 2023 AND JUNE 30, 2022

NOTE 12. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. The Company holds 90%, 80%, 80% and 51% interest of Qingguo, Chengheng, Rongbin and Tianju as of June 30, 2023, respectively.

As of June 30, 2023 and 2022, the non-controlling interests in the consolidated balance sheet was ($28,698) and ($93,553), respectively.

For year ended June 30, 2023, the comprehensive income attributable to common stockholders and non-controlling interests were $2,329 and $64,855, respectively.

For year ended June 30, 2022, the comprehensive loss attributable to common stockholders and non-controlling interests were $7,486,112 and $42,708, respectively.

NOTE 13. SUBSEQUENT EVENTS

On September 21, 2023, the Company filed with the Nevada Secretary of State a Certificate of Change Pursuant to NRS 78.209. The Certificate of Change provided for a 1-for-10 reverse split of the Registrant’s outstanding common stock effective at the close of business on September 26, 2023. The Certificate of Change did not change the number of authorized shares of Common Stock, which remains 500,000,000 shares. No fractional shares were issued in connection with the reverse stock split; any fractional shares that resulted from the reverse split were rounded up to the nearest whole share. The accompanying financial statements have been adjusted to retroactively reflect this reverse stock split.

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2023 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2023. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2023 for the purposes described in this paragraph.

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

As of June 30, 2023, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the four material weaknesses identified above under the heading “Evaluation of Disclosure Controls and Procedures.”

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the quarter ended June 30, 2023 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name and Address*	Age	Position/Title
Zhang Liang	40	President and Chairman of the Board
Zhou Hongxiao	47	Chief Executive Officer and Director
Jin Guoqing	37	Director
Li Zhijie	39	Director
Kang Liping	40	Chief Financial Officer

*	The business address for all directors and officers is 419, Floor 4, Comprehensive Building, Second Light Hospital, Ordos Street, Yuquan District, Hohhot, Inner Mongolia, China 010000.

Zhang Liang, President and Chairman of the Board

Mr. Zhang is our founder and has served as our president and director since the incorporation of the Company. From 2006 to 2008, Mr. Zhang was employed as Chief Executive Officer of the Digital Technology Company Limited, which is a technology company. Mr. Zhang served as Chief Executive Officer at Oasis Biotechnology Co., Ltd from 2008 to 2012. He served as the Chief Executive Officer at China-Italy FRP Co., Ltd. between 2013 and 2019. From 2020 until now, Mr. Zhang served as the President of Longduoduo Health Technology Co., Ltd. Mr. Zhang brings to the Board his expertise in business operations, company development, analysis and oversight, marketing including volume growth/program development, expense control, policy and procedure development and implementation, and process development to facilitate regulatory compliance. Mr. Zhang graduated from the Sichuan University in 2008, and majored in Business management. He also obtained a hotel management degree in 2005 from Sichuan University.

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

Jin Guoqing, Director.

Mr. Jin has been employed by Shenzhen Zhigong Certified Public Accountants since 2011, and currently serves as Supervisor for that firm. Mr. Jin was awarded a Bachelor’s Degree by Guangdong University of Petrochemical Technology in 2008, and in 2011 earned a Collegiate Degree from the Universal College of Learning in New Zealand. Mr. Jin served as a member of the Board of Directors of JRSIS Health Care Corporation (OTC: JRSS) from 2018 to 2020.

Li Zhijie, Director.

Mr. Li has been employed as an accountant by Baotou Cultural Industry Association, Baotou Education Bureau, Baotou Education Service Center, Inner Mongolia Actually Real Estate Development Group Co., Ltd. and Inner Mongolia No. 1 Pasture Food Co., Ltd. Mr. Li has also been employed as a legal advisor by the Baotou City Jiuyuan District Baiyin Shiller Sub-district Office in Erdaoxa Henan Village. Mr. Li was awarded a Master Degree in Law by the Inner Mongolia University. He is a member of the China Association for Promoting Democracy and CPPCC member of Kundulun District, Baotou. Mr. Li alse serves as Legal Director of the Inner Mongolia Shuoda Law Firm, President of Jiuyuan District People’s Mediation Association in Baotou, and a member of the All China Lawyers Association.

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

Board Committees

Audit Committee

On March 2, 2023 the Board of Directors adopted the “Charter of the Audit Committee of the Board of Directors of Longduoduo Company Limited.” Jin Guoqing and Li Zhijie were appointed to serve as the initial members of the Audit Committee. Mr. Jin and Mr. Li are each an independent director. The Board of Directors has determined that Guoqing Jin is an audit committee financial expert, as defined in the Rules of the SEC, by reason of his experience as a public accountant in connection with financial statements prepared pursuant to accounting principles generally accepted in the United States.

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

Section 16(a) Beneficial Ownership Reports Compliance

Not applicable.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid by Longduoduo or its subsidiaries to its Chairman of the Board, Chief Executive Officer and Chief Financial Officer during the past two fiscal years. There was no officer or employee whose compensation for fiscal year 2023 exceeded $100,000.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and Principal	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Plan Comp.	Comp. Earnings	Other Comp.	Total
Position	June 30	($)*	($)	($)	($)	($)	($)	($)	($)
Zhang Liang	2023	45,097	-	-	-	-	-	-	45,097
Chairman of the Board	2022	24,542	-	-	-	-	-	-	24,542
Zhou Hongxiao	2023	26,182	-	-	-	-	-	-	26,182
CEO	2022	13,245	-	-	-	-	-	-	13,245
Kang Liping	2023	31,906	-	-	-	-	-	-	31,906
CFO	2022	11,541	-	-	-	-	-	-	11,541

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for any officer or employee as of June 30, 2023 or 2022, respectively.

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

The percentage ownership information shown in the table below is calculated based on 30,005,008 shares of our common stock issued and outstanding as of the date of this report. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Executive Officers and Directors	Amount of Beneficial Ownership of Common Stock (1)	Pre-Offering Percentage Ownership of Common Stock	Post-Offering Percentage Ownership of Common Stock
Directors and Named Executive Officers:
Zhang Liang	15,392,015	51.30%	51.30%
Zhou Hongxiao	-	-%	-%
Jin Guoqing	-	-%	-%
Li Zhijie	-	-%	-%
Kang Liping	5,000	0.02%	0.02%
	-	-	-
All executive officers and directors as a group (5 persons)	15,397,015	51.32%	51.32%

5% or Greater Shareholders
Li Qiaozhen	1,595,502	5.32%	5.32%
Liu Jiazhong	1,527,191	5.09%	5.09%
Guo Xiaozhen	1,676,675	5.59%	5.59%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. All shares represent only common stock held by shareholders as no options are issued or outstanding.

We are not aware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Registration Rights

We have registered for resale by security holders under the Securities Act 14,607,993 shares of our common stock owned of record by 48 shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On October 26, 2021, Longduoduo acquired One Hundred Percent (100%) of the issued and outstanding capital stock of Longduoduo HK, a privately held limited liability company registered in Hong Kong for three hundred million (300,000,000) (pre-reverse-split) shares of our common stock. One of the shareholders of Longduoduo HK is now a director and President of Longduoduo: Zhang Liang, who received 153,920,147 shares of Longduoduo in the Share Exchange. The other 48 shareholders of Longduoduo HK received a total of 146,079,853 shares of Longduoduo in the Share Exchange.

As of June 30, 2023 and 2022, no amount was due to the Company from related parties.

As of June 30, 2023 and 2022, the amounts due to related parties consisted of the following:

	June 30,
Name of related parties	2023	2022
Zhang Liang	$69,419	$5,353
Zhou Hongxiao.	35,192	69,205
	$104,611	$74,558

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

Director Independence

The Company’s Board of Directors has determined that Jin Guoqing and Li Zhijie are independent directors, as “independence” is defined in the Rules of the NYSE American.

Item 14. Principal Accounting Fees and Services.

KCCW Accountancy Corp was engaged to serve as the Company’s independent registered public accounting firm on September 13, 2021 and was terminated from that position on June 16, 2023.

Michael T. Studer CPA P.C. was engaged to serve as the Company’s independent registered public accounting firm on September 29, 2023.

The following table shows the fees that were billed for the audit and other services provided by KCCW Accountancy Corp with respect to the fiscal year ended June 30, 2022 and by Michael T. Studer CPA P.C. with respect to the fiscal year ended June 30, 2023.

	Year Ended June 30,
	2023		2022
Audit fees		$120,000		$60,000
Audit-related fees	$		$
Tax fees	$		$
All other fees	$		$

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1(a)	Articles of Incorporation of Registrant (1)
3.1(b)	Certificate of Change Pursuant to NRS 78.209 filed on September 21, 2023 (4)
3.2	Bylaws of Registrant (1)
4(iv)	Description of Common Stock
21.1	List of Company Subsidiaries (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 10, 2021.
(2)	Incorporated by reference to the Exhibits to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2022.
(3)	Incorporated by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 2022.
(4)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2023.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	November 14, 2023
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	November 14, 2023
Kang Liping	(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below on November 14, 2023 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Zhou Hongxiao	Chief Executive Officer; Director
Zhou Hongxiao

/s/ Kang Liping	Chief Financial Officer
Kang Liping

/s/ Zhang Liang	Director
Zhang Liang

/s/ Jin Guoqing	Director
Jin Guoqing

/s/ Li Zhijie	Director
Li Zhijie