Form 10-Q
period 2023-09-30
Longduoduo Co Ltd
filed 2023-11-20
CIK 1892316

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	June 30, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$729,830	$1,136,562
Accounts receivable, net	2,056	-
Other receivables	124,649	107,042
Prepayments	283,440	68,341
Inventories	129	820
Total current assets	1,140,104	1,312,765
Property and equipment, net	157,331	152,719
Intangible asset, net	-	3,828
Right-of-use assets	-	13,470
Total assets	$1,297,435	$1,482,782

Liabilities and Deficit
Current Liabilities:
Accounts payable	$738,013	$1,044,247
Deferred revenue	487,262	588,335
Accrued expenses	67,682	90,858
Due to related parties	26,240	104,611
Security deposits	59,765	54,992
Other payables	25,518	84,015
Operating lease liabilities, current	-	6,579
Other current liabilities	170,014	72,909
Total current liabilities	1,574,494	2,046,546
Operating lease liabilities, less current portion	-	6,891
Total liabilities	1,574,494	2,053,437

Deficit:
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and June 30, 2023	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 30,005,008 and 30,005,008 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	30,005	30,005
Additional paid-in capital	7,246,729	7,246,729
Accumulated deficit	(7,600,863)	(7,885,080)
Accumulated other comprehensive income	65,170	66,389
Total stockholders’ deficit	(258,959)	(541,957)
Non-controlling interests	(18,100)	(28,698)
Total deficit	(277,059)	(570,655)
Total liabilities and deficit	$1,297,435	$1,482,782

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,
	2023	2022

Revenues:
Service revenue	$171,930	$408,496
Product revenue	-	5,669
Commission revenue	1,415,503	1,398
Total revenues, net	1,587,433	415,563
Cost of revenue:
Cost of service revenue	62,351	155,188
Cost of product revenue	-	275
Total cost of revenues	62,351	155,463
Gross profit	1,525,082	260,100

Selling, general and administrative expenses	1,090,800	575,534
Income (loss) from operations	434,282	(315,434)
Other income (expense), net	1,362	2
Income (loss) before provision for income taxes	435,644	(315,432)
Provision for income taxes	140,900	-
Net income (loss)	294,744	(315,432)
Less: net income (loss) attributable to non-controlling interests	10,527	(34,784)
Net income (loss) attributable to common stockholders	$284,217	$(280,648)

Comprehensive income (loss):
Net income (loss)	$294,744	$(315,432)
Foreign currency translation adjustment	(1,148)	63,957
Comprehensive income (loss)	293,596	(251,475)
Less: comprehensive income (loss) attributable to non-controlling interests	10,598	(28,018)
Comprehensive income (loss) attributable to the common stockholders	$282,998	$(223,457)

Basic and diluted income (loss) per share	$0.01	$(0.01)
Weighted average number of shares outstanding	30,005,008	30,000,008

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholder’ Deficit	controlling Interest	Total Deficit
Balance at June 30, 2022	30,000,008	$30,000	$6,862,234	$(7,845,991)	$24,971	$(928,786)	$(93,553)	$(1,022,339)
Net loss	-	-	-	(280,648)	-	(280,648)	(34,784)	(315,432)
Foreign currency translation adjustment	-	-	-	-	57,191	57,191	6,766	63,957
Balance at September 30, 2022	30,000,008	$30,000	$6,862,234	$(8,126,639)	$82,162	$(1,152,243)	$(121,571)	$(1,273,814)

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholder’ Deficit	controlling Interests	Total Deficit
Balance at June 30, 2023	30,005,008	$30,005	$7,246,729	$(7,885,080)	$66,389	$(541,957)	$(28,698)	$(570,655)
Net income (loss)	-	-	-	284,217	-	284,217	10,527	294,744
Foreign currency translation adjustment	-	-	-	-	(1,219)	(1,219)	71	(1,148)
Balance at September 30, 2023	30,005,008	$30,005	$7,246,729	$(7,600,863)	$65,170	$(258,959)	$(18,100)	$(277,059)

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$294,744	$(315,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	15,516	18,290
Amortization	-	325
Operating lease expense	2,533	23,373
Loss on disposal of fixed assets	3,685	-
Changes in operating assets and liabilities:
Accounts receivable	(2,073)	-
Other receivables	(18,336)	15,620
Prepayments	(219,754)	18,864
Inventories	693	1,035
Due from related parties	(5,073)	(34,390)
Accounts payable	(303,001)	(25,457)
Deferred revenue	(98,675)	73,581
Accrued expenses	(22,989)	(29,680)
Due to related parties	(75,333)	28,899
Security deposits	4,773	156,605
Other payables	(58,172)	225,101
Payment of operating lease liabilities	-	(16,069)
Other current liabilities	98,293	509
Net cash provided by (used in) operating activities	(383,169)	141,174

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(20,849)	(49,447)
Purchase of intangible asset	-	(5,843)
Net cash used in investing activities	(20,849)	(55,290)

Cash Flows from Financing Activities
Proceeds from short-term borrowing from third party	-	37,981
Net cash provided by financing activities	-	37,981

Effect of exchange rate fluctuation on cash and cash equivalents	(2,714)	(23,768)
Net increase (decrease) in cash and cash equivalents	(406,732)	100,097

Cash and cash equivalents, beginning of period	1,136,562	356,672
Cash and cash equivalents, end of period	$729,830	$456,769

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Longduoduo Company Limited (“Longduoduo”, together as a group with Longduoduo’s subsidiaries referred to as the “Company” or “we”) was incorporated in the State of Nevada on October 25, 2021. Initially acting in a principal capacity, the Company provided customers comprehensive and high-quality preventive healthcare solutions including a wide range of preventive healthcare services, including disease screening healthcare treatment, healthcare products and other services through a network of third-party healthcare service providers. In June 2023, the Company began to engage in agent sales of preventive healthcare solutions on behalf of third-party providers and earn commissions revenue.

On September 21, 2023, the Company implemented a 1-for-10 reverse split of its outstanding common stock, effective at the close of business on September 26, 2023. The accompanying financial statements have been adjusted to retroactively reflect this reverse stock split.

Longduoduo’s subsidiaries include:

●	Longduoduo Company Limited (Hong Kong) (“Longduoduo HK”), which was established on July 26, 2021 under the laws of Hong Kong. On October 26, 2021, Longduoduo issued 30,000,008 shares of its common stock to the original shareholders of Longduoduo HK, in exchange for 100% of the outstanding shares of Longduoduo HK (the “Share Exchange”).

●	Longduoduo Health Technology Company Limited (“Longduoduo Health Technology”), a privately held Limited Company registered in Inner Mongolia, China on August 20, 2020. On August 16, 2021, Longduoduo HK acquired 100% of the ownership of Longduoduo Health Technology from the original shareholders of Longduoduo Health Technology.

●	Inner Mongolia Qingguo Health Consulting Company Limited (“Qingguo”), a privately held Limited Company registered in Inner Mongolia, China on June 18, 2020. On September 8, 2020, Longduoduo Health Technology acquired 90% of the ownership of Qingguo from the original shareholders of Qingguo.

●	Inner Mongolia Rongbin Health Consulting Company Limited (“Rongbin”), a privately held Limited Company registered in Inner Mongolia, China on March 18, 2021. Longduoduo Health Technology has controlled 80% of the ownership of Rongbin since it was established.

●	Inner Mongolia Chengheng Health Consulting Company Limited (“Chengheng”), a privately held Limited Company registered in Inner Mongolia, China on April 9, 2021. Longduoduo Health Technology has controlled 80% of the ownership of Chengheng since it was established.

●	Inner Mongolia Tianju Health Consulting Company Limited (“Tianju”), a privately held Limited Company registered in Inner Mongolia, China on July 5, 2021. Longduoduo Health Technology has controlled 51% of Tianju since inception.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A. Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2023, the Company had negative working capital of $434,390 and negative stockholders’ equity of $277,059. For the three months ended September 30, 2023 and September 30, 2022, the Company had net income of $294,744 and net loss of $315,432, respectively. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Longduoduo’s subsidiaries as of September 30, 2023 are listed as follows:

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

E. Functional currency and foreign currency translation

An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Chinese Renminbi (“RMB’), except the functional currency of Longduoduo HK is the Hong Kong Dollar and the functional currency of Longduoduo is the United States Dollar (“US Dollars” or “$”). The reporting currency of these consolidated financial statements is in US Dollars.

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

The exchange rates used for foreign currency translation are as follows:

For the Three Months Ended September 30,
		2023	2022
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	7.2952/7.8314	7.1128/7.8499
Revenue and expenses	period weighted average	7.2364/7.8243	6.8456/7.8480

F. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$68,000). As of September 30, 2023 and June 30, 2023, the Company had $278,897 and $606,483 cash in excess of the insured amount, respectively.

For the three months ended September 30, 2023, 99.9% of commission revenue was attributable to the Company’s introduction of customers to a single service provider. For the three months ended September 30, 2022, no customer accounted for more than 10% of revenue.

For the three months ended September 30, 2023 and 2022, the Company had four major suppliers that accounted for over 10% of its total cost of revenue.

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue

Supplier A	$20,406	33%	$46,250	30%
Supplier B	19,032	31%	35,391	23%
Supplier C	15,141	24%	31,876	21%
Supplier D	5,423	9%	29,721	19%

G. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of September 30, 2023 and June 30, 2023.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

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

There were no transfers between level 1, level 2 or level 3 measurements for three months ended September 30, 2023 and 2022.

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, accounts receivable, net, other receivables, accounts payable, accrued expenses, due to related parties, security deposits and other payables. As of September 30, 2023 and June 30, 2023, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

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

Management regularly reviews the sales returns and allowances based on historical experience. Any subsequent sales returns and cancellations are recognized upon notification from the customers. The liability for sales returns and allowances relating to the sale of healthcare service packages amounted to $5,308 and $15,406 as of September 30, 2023 and June 30, 2023, respectively. Management’s provision for sales returns and allowances was 1% and 1.85%, respectively, of the total service revenue for the three months ended September 30, 2023 and June 30, 2023.

Product revenue results from the sale of healthcare and nutritional products, including Collagen peptide, Calcium tablets and other products. The Company recognizes revenue when the product has been delivered and ownership and risk of loss have been transferred to the customer. The Company accepts returns provided the products are well packaged and can be resold. Management regularly reviews the sales returns and allowances based on historical experience. The liability for sales returns and allowances relating to the sale of healthcare products amounted to $0 and $229 as of September 30, 2023 and June 30, 2023, respectively. Management’s provision for sales returns and allowances was 0% and 1.26%, respectively, of the total product revenue for the three months ended September 30, 2023 and 2022.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

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

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of September 30, 2023 and June 30, 2023, the Company was not party to any contract to issue shares.

O. Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of operations and cash flows.

NOTE 3. PREPAYMENTS

Prepayments represent payments in advance to suppliers for expenses, equipment, leasing and products. As of September 30, 2023 and June 30, 2023 prepayments were $283,440 and $68,341, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 4. PROPERTY AND EQUIPMENT

At September 30, 2023 and June 30, 2023, property and equipment, at cost, consisted of:

	September 30,	June 30,
	2023	2023

Office equipment and furniture	$219,691	$204,645
Leasehold improvements	29,896	72,026
Total	249,587	276,671
Accumulated depreciation	(92,256)	(123,952)
Total property and equipment, net	$157,331	$152,719

The Company recorded depreciation expense of $15,516 for the three months ended September 30, 2023, of which $14,016 was recorded as operating expense and $1,500 was recorded as cost of revenue.

The Company recorded depreciation expense of $18,290 for the three months ended September 30, 2022, of which $16,479 was recorded as operating expense and $1,811 was recorded as cost of revenue.

NOTE 5. RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties consists of the following:

Name of related party	September 30, 2023	June 30, 2023
Zhang Liang	$19,368	$69,419
Zhou Hongxiao	6,872	35,192
Total	$26,240	$104,611

Zhang Liang is the President, Chairman of the Board, director and a shareholder of Longduoduo, and Zhou Hongxiao is the CEO of Longduoduo. These advances due to related parties are unsecured, repayable on demand, and bear no interest.

NOTE 6. INCOME TAXES

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

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. The Company accrued $140,900 of PRC income tax for the three months ended September 30, 2023. There was no provision for income taxes for the three months ended September 30, 2022.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

A summary of income (loss) before income taxes for domestic and foreign locations for the three months ended September 30, 2023 and 2022 is as follows:

	For the Three Months Ended September 30,
	2023	2022
United States	$(33,376)	$(57,410)
Foreign	469,020	(258,022)
Total Income (loss) before income taxes	$435,644	$(315,432)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Three Months Ended September 30,
	2023	2022
Income tax (benefit) at USA statutory rate	(21)%	(21)%
U.S. valuation allowance	21%	21%
Income tax (benefit) at USA effective rate	(0)%	(0)%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Three Months Ended September 30,
	2023	2022
Income tax (benefit) at PRC statutory rate	25%	(25)%
Utilization of net operating loss carry forward	(1)%	-
PRC valuation allowance	8%	25%
Other	(2)%	-
Income tax (benefit) at PRC effective rate	30%	(0)%

For the three months ended September 30, 2022, the Company did not recognize deferred tax assets since at that time it did not appear more likely than not that it would realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Longduoduo Health Technology and subsidiaries in China.

As of September 30, 2023, Longduoduo Health Technology and its subsidiaries have total net operating loss carry forwards of approximately $496,332 in the PRC that expire through 2028. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $124,083 and $87,494 related to its operations in the PRC as of September 30, 2023 and June 30, 2023, respectively. $82,148 of the PRC valuation allowance was applied to taxable income realized in the three months ended September 30, 2023; the PRC valuation allowance increased by $65,038 for the three months ended September 30, 2022.

The Company has incurred losses from its United States operations during the three months ended September 30, 2023 of approximately $33,376. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $178,336 and $171,327 against the deferred tax assets related to the Company’s United States operations as of September 30, 2023 and June 30, 2023, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $7,009 and $12,056 for the three months ended September 30, 2023, and 2022, respectively.

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

NOTE 7. LEASES

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

On July 2, 2022 the Company leased a staff dormitory under a non-cancellable operating lease agreement with a third party, Xi Ling. Under the terms of the agreement, the Company was committed to make total lease payments of $20,561, or RMB 150,000, with lease payments of $6,854 per year for the lease period from July 2, 2022 to July 2, 2025. On June 30, 2023, the agreement was terminated.

On April 4, 2023, Chengheng leased office space (approximately 957 square meters) under an operating lease agreement with Jinrong Holding (Hainan) Group Co., LTD. Inner Mongolia branch. Under the terms of the agreement, Chengheng is committed to make lease payments of approximately $19,758 (RMB 144,140) for the period between April 9, 2023 and April 8, 2024.

On August 31, 2023, Qingguo leased office space (approximately 482 square meters) under an operating lease agreement with Inner Mongolia Chuangfuhui Enterprise Management Co., Ltd. Under the terms of the agreement, Qingguo is committed to make lease payments of approximately $30,157 (RMB 220,000) for the period between September 10, 2023 and September 10, 2024.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed to by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to noncancelable operating leases was $0 and $23,373 for the three months ended September 30, 2023 and 2022, respectively.

Balance sheet information related to the Company’s leases is presented below:

	September 30, 2023	June 30, 2023
Assets
Operating lease right of use assets	$-	$13,470
Liabilities
Operating lease liabilities – current	$-	$6,579
Operating lease liabilities – non-current	-	6,891
Total Operating lease liabilities	$-	$13,470

As most of the Company’s leases do not provide an implicit rate, the Company uses 1-5 years borrowing rate from bank of 4.75% based on the information available at commencement date in determining the present value of lease payments.

As of September 30, 2023, the remaining minimum lease payments under the above leases (none remaining with an initial term in excess of one year) are due as follows:

Year ending June 30, 2024	$32,496
Year ending June 30, 2025	5,026
Total	$37,522

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 8. CONTINGENCIES

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

The Company was not subject to any material loss contingency as of September 30, 2023 and June 30, 2023.

NOTE 9. STOCKHOLDERS’ DEFICIT

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

NOTE 10. BASIC AND DILUTED EARNINGS PER SHARE

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

	For the Three Months Ended September 30,
	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$284,217	$(280,648)
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,005,008	30,000,008
Net income (loss) per share:
Basic and diluted	$0.01	$(0.01)

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 11. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. The Company holds 90%, 80%, 80% and 51% interest of Qingguo, Chengheng, Rongbin and Tianju as of September 30, 2023, respectively.

As of September 30, 2023 and June 30, 2023, the non-controlling interests in the consolidated balance sheet was ($18,100) and ($28,698), respectively.

For the three months ended September 30, 2023, the comprehensive income attributable to common stockholders and non-controlling interests were $282,998 and $10,598, respectively.

For the three months ended September 30, 2022, the comprehensive loss attributable to common stockholders and non-controlling interests were $223,457 and $28,018, respectively.

NOTE 12. SUBSEQUENT EVENTS

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

In connection with the preparation of our financial statements for the three months ended September 30, 2023, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table shows key components of the unaudited results of operations during the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30,
	2023	2022	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$1,587,433	$415,563	$1,171,870	282%
Cost of revenue	62,351	155,463	(93,112)	(60)%
Gross Profit	1,525,082	260,100	1,264,982	486%
Total operating expenses	1,090,800	575,534	515,266	90%
Income (loss) from operations	434,282	(315,434)	749,716	(238)%
Other income, net	1,362	2	1,360	68000%
Income (Loss) before income taxes	435,644	(315,432)	751,076	(238)%
Income tax	140,900	-	140,900	n/a
Net Income (Loss)	$294,744	$(315,432)	$610,176	(193)%

During the three months ended September 30, 2023, our revenue was total $1,587,433, of which $171,930 was attributable to the sale of healthcare services and healthcare products, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $1,415,503 of revenue was commission revenue that arose from a contract the Company made in June 2023 to act as sales agent for a single healthcare provider. From June of 2023, the Company focused its marketing on the sales of preventive healthcare solutions provided by our contractor. Since the contractor is responsible for providing all services, we recorded our portion of the customer payments as a commission on sales of the contractor’s services As of September 30, 2023, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, the four of largest cities in Inner Mongolia of China.

There is no direct cost that we incur when we refer a customer to our contractor. Therefore, cost of revenue on our Statements of Operations consists entirely of the cost we incur when our subsidiaries provide healthcare services for our customers and the cost of purchasing products. During the three months ended September 30, 2023, our cost of revenue was $62,351, with the result that our gross profit was $1,525,082, a gross margin of more than 96%. Gross margin at that level was sufficient to operate profitably. However, we realized only $284,217 in income from operations for the three months ended September 30, 2023 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses during the three months ended September 30, 2023 increased by $515,266, primarily attributable to:

●	$654,452 in advertising and promotion expenses incurred during the three months ended September 30, 2023, compared to $223,219 recorded during the three months ended September 30, 2022.

●	$186,651 in salaries and benefit expenses in the three months ended September 30, 2023, compared to $189,990 during the three months ended September 30, 2022.

●	$203,965 in office expenses during the three months ended September 30, 2023, compared to $99,958 during the three months ended September 30, 2022. The increase was mainly attributable to the fact that the growth of business has led to an increase in daily expenses.

As described above, our net income for the three months ended September 30, 2023 was $294,744, compared to a net loss of $315,432 for the three months ended September 30, 2022.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the three months ended September 30, 2023 and 2022, foreign currency translation adjustments of $(1,148) and $63,957, respectively, have been reported as other comprehensive income (loss) in the consolidated statement of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of September 30, 2023, the Company had $729,830 in cash and cash equivalents. On the same date, we had a working capital deficit of $434,390, primarily because we had received $487,262 from customers as prepayment for future services and products but used the majority of the deposited sums to pay ongoing expenses and had only $283,440 in prepayments on our September 30, 2023 balance sheet. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

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

Cash Flows

The following unaudited table summarizes our cash flows for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)	Change
Net cash provided by (used in) operating activities	$(383,169)	$141,174	$256,177
Net cash used in investing activities	(20,849)	(55,290)	51,737
Net cash provided by financing activities	-	37,981	7,072
Effect of exchange rate fluctuation on cash and cash equivalents	(2,714)	(23,768)	(23,389)
Net increase (decrease) in cash and cash equivalents	(406,732)	100,097	291,597
Cash and cash equivalents, beginning of period	1,136,562	356,672	83,556
Cash and cash equivalents, end of period	$729,830	$456,769	$375,153

Net Cash Provided by (Used in) Operating Activities

For the three months ended September 30, 2023, we used $383,169 cash in our operating activities, compared to $141,174 provided by operating activities for the three months ended September 30, 2022. We incurred negative cash flow in the three months ended September 30, 2023, despite recording net income, because we used $219,754 to make prepayments in anticipation of future growth and applied $303,001 to reduce our accounts payable balance. Cash provided by operations during the three months ended September 30, 2022, notwithstanding our net loss for that period, was primarily due to $230,186 in deposits that we received plus an increase of $225,101 in our other payables balance.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended September 30, 2023 was $20,849, compared to $55,290 for the three months ended September 30, 2022. The cash was used for the purchase of fixed assets and office decoration.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2023 was $nil, compared to $37,981 for the three months ended September 30, 2022 that was the proceeds of a loan from a third party.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2023. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2023 for the purposes described in this paragraph.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on November 14, 2023.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2023, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended September 30, 2023.

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

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	November 20, 2023
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	November 20, 2023
Kang Liping	(Principal Financial and Accounting Officer)