Form 10-Q
period 2023-12-31
Longduoduo Co Ltd
filed 2024-02-07
CIK 1892316

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to____________

Commission File Number: 0-56615

LONGDUODUO COMPANY LIMITED

(Exact name of registrant as specified in its charter)

Nevada	37-2018431
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

G3-5-8016 Shui’an Town

Ruyi Headquarters Base

Hohhot Economic Development Zone,

Inner Mongolia, 010000

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

As of the date of filing of this report, there were outstanding 30,005,016 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	June 30, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,544,035	$1,136,562
Accounts receivable, net	-	-
Other receivables	109,838	107,042
Prepayments	58,243	68,341
Inventories	-	820
Total current assets	2,712,116	1,312,765
Property and equipment, net	373,010	152,719
Intangible asset, net	-	3,828
Right-of-use assets	-	13,470
Total assets	$3,085,126	$1,482,782

Liabilities and Deficit
Current Liabilities:
Accounts payable	$1,069,256	$1,044,247
Deferred revenue	1,783,051	588,335
Accrued expenses	67,426	90,858
Due to related parties	2,281	104,611
Security deposits	-	54,992
Other payables	51,860	84,015
Operating lease liabilities, current	-	6,579
Other current liabilities	198,978	72,909
Total current liabilities	3,172,852	2,046,546
Operating lease liabilities, less current portion	-	6,891
Total liabilities	3,172,852	2,053,437

Deficit:
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and June 30, 2023	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 30,005,016 and 30,005,008 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	30,005	30,005
Additional paid-in capital	7,246,729	7,246,729
Accumulated deficit	(7,452,174)	(7,885,080)
Accumulated other comprehensive income	71,949	66,389
Total stockholders’ deficit	(103,491)	(541,957)
Non-controlling interests	15,765	(28,698)
Total deficit	(87,726)	(570,655)
Total liabilities and deficit	$3,085,126	$1,482,782

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Revenues:
Service revenue	$101,916	$63,827	$273,846	$472,323
Product revenue	-	155	-	5,824
Commission revenue	2,238,627	212	3,654,130	1,610
Total revenue, net	2,340,543	64,194	3,927,976	479,757
Cost of revenue:
Cost of service	42,399	25,801	104,750	180,989
Cost of product	-	-	-	275
Total cost of revenues	42,399	25,801	104,750	181,264
Gross profit	2,298,144	38,393	3,823,226	298,493

Selling, general and administrative expenses	1,902,659	215,082	2,993,459	790,616
Income (loss) from operations	395,485	(176,689)	829,767	(492,123)
Other income (expense), net	(136,584)	529	(135,222)	531
Income (loss) before provision for income taxes	258,901	(176,160)	694,545	(491,592)
Income tax expense	76,073	-	216,973	-
Net income (loss)	182,828	(176,160)	477,572	(491,592)
Less: net income (loss) attributable to non-controlling interests	34,139	(19,237)	44,666	(54,021)
Net income(loss) attributable to common stockholders	$148,689	$(156,923)	$432,906	$(437,571)

Comprehensive income (loss):
Net income (loss)	$182,828	$(176,160)	$477,572	$(491,592)
Foreign currency translation adjustment	6,505	(41,600)	5,357	22,357
Comprehensive income (loss)	189,333	(217,760)	482,929	(469,235)
Less: comprehensive income (loss) attributable to non-controlling interests	33,865	(23,910)	44,463	(51,928)
Comprehensive income (loss) attributable to the common stockholders	$155,468	$(193,850)	$438,466	$(417,307)

Basic and diluted income (loss) per share	$0.005	$(0.005)	$0.014	$(0.015)
Weighted average number of shares outstanding-basic and diluted	30,005,016	30,000,008	30,005,016	30,000,008

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder’ Deficit	controlling Interest	Total Deficit
Balance at June 30, 2022	30,000,008	$30,000	$6,862,234	$(7,845,991)	$24,971	$(928,786)	$(93,553)	$(1,022,339)
Net loss	-	-	-	(280,648)	-	(280,648)	(34,784)	(315,432)
Foreign currency translation adjustment	-	-	-	-	57,191	57,191	6,766	63,957
Balance at September 30, 2022	30,000,008	30,000	6,862,234	(8,126,639)	82,162	(1,152,243)	(121,571)	(1,273,814)
Net loss	-	-	-	(156,923)	-	(156,923)	(19,237)	(176,160)
Foreign currency translation adjustment	-	-	-	-	(36,927)	(36,927)	(4,673)	(41,600)
Balance at December 31, 2022	30,000,008	$30,000	$6,862,234	$(8,283,562)	$45,235	$(1,346,093)	$(145,481)	$(1,491,574)

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholder’ Deficit	controlling Interests	Total Deficit
Balance at June 30, 2023	30,005,008	$30,005	$7,246,729	$(7,885,080)	$66,389	$(541,957)	$(28,698)	$(570,655)
Net income (loss)	-	-	-	284,217	-	284,217	10,527	294,744
Foreign currency translation adjustment	-	-	-	-	(1,219)	(1,219)	71	(1,148)
Balance at September 30, 2023	30,005,008	$30,005	$7,246,729	$(7,600,863)	$65,170	$(258,959)	$(18,100)	$(277,059)
Adjustment for the reverse stock split	8	-	-	-	-	-	-	-
Net income (loss)	-	-	-	148,689	-	148,689	34,139	182,828
Foreign currency translation adjustment	-	-	-	-	6,779	6,779	(274)	6,505
Balance at December 31, 2023	30,005,016	$30,005	$7,246,729	$(7,452,174)	$71,949	$(103,491)	$15,765	$(87,726)

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$477,572	$(491,592)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	38,703	34,173
Amortization	-	796
Operating lease expense	6,694	42,989
Loss on disposal of fixed assets	3,693	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other receivables	(136)	2,359
Prepayments	4,871	23,391
Inventories	828	1,062
Due from related parties	31,704	(13,063)
Accounts payable	(891)	(29,400)
Deferred revenue	1,157,063	39,573
Accrued expenses	(25,186)	(76,442)
Due to related parties	(124,402)	(8,748)
Security deposits	(54,992)	27,015
Other payables	(33,837)	133,682
Payment of operating lease liabilities	-	(21,495)
Other current liabilities	121,832	(2,007)
Net cash provided by (used in) operating activities	1,603,516	(337,707)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(250,820)	(48,506)
Purchase of intangible asset	-	(5,732)
Net cash used in investing activities	(250,820)	(54,238)

Cash Flows from Financing Activities
Proceeds from short-term borrowing from third party	-	166,227
Net cash provided by financing activities	-	166,227

Effect of exchange rate fluctuation on cash and cash equivalents	54,777	(12,680)
Net increase (decrease) in cash and cash equivalents	1,407,473	(238,398)

Cash and cash equivalents, beginning of period	1,136,562	356,672
Cash and cash equivalents, end of period	$2,544,035	$118,274

Supplemental disclosure of cash flow information
Cash paid for income taxes	$141,204	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A. Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2023, the Company had negative working capital of $460,736 and negative stockholders’ equity of $87,726. For the six months ended December 31, 2023 and December 31, 2022, the Company had net income of $477,572 and net loss of $491,592, respectively. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Interim Financial Information

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended June 30, 2023, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended June 30, 2023.

C. Principles of consolidation

The consolidated financial statements include the accounts of Longduoduo and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of these subsidiaries.

Longduoduo’s subsidiaries as of December 31, 2023 are listed as follows:

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

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

The exchange rates used for foreign currency translation are as follows:

For the Six Months Ended December 31,
		2023	2022
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	7.0798/7.8085	6.8983/7.8088
Revenue and expenses	period weighted average	7.2208/7.8191	6.9784/7.8354

F. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$71,000). As of December 31, 2023 and June 30, 2023, the Company had $1,925,342 and $606,483 cash in excess of the insured amount, respectively.

For the six months ended December 31, 2023, 99.9% of commission revenue was attributable to the Company’s introduction of customers to a single service provider. For the six months ended December 31, 2022, no customer accounted for more than 10% of revenue.

For the six months ended December 31, 2023 and 2022, the Company had four major suppliers that accounted for over 10% of its total cost of revenue.

	For the Six Months Ended December 31, 2023		For the Six Months Ended December 31, 2022
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue

Supplier A	$25,144	24%	$62,917	33%
Supplier B	38,176	36%	42,435	22%
Supplier C	29,179	28%	37,941	20%
Supplier D	7,225	7%	35,690	19%

G. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in banks as of December 31, 2023 and June 30, 2023.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

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

There were no transfers between level 1, level 2 or level 3 measurements for six months ended December 31, 2023 and 2022.

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, other receivables, accounts payable, accrued expenses, due to related parties, security deposits and other payables. As of December 31, 2023 and June 30, 2023, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

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

Management regularly reviews the sales returns and allowances based on historical experience. Any subsequent sales returns and cancellations are recognized upon notification from the customers. The liability for sales returns and allowances relating to the sale of healthcare service packages amounted to $1,329 and $15,406 as of December 31, 2023 and June 30, 2023, respectively. Management’s provision for sales returns and allowances was 1.09% and 1.27%, respectively, of the total service revenue for the six months ended December 31, 2023 and December 31, 2022.

Product revenue results from the sale of healthcare and nutritional products, including Collagen peptide, Calcium tablets and other products. The Company recognizes revenue when the product has been delivered and ownership and risk of loss have been transferred to the customer. The Company accepts returns provided the products are well packaged and can be resold. Management regularly reviews the sales returns and allowances based on historical experience. The liability for sales returns and allowances relating to the sale of healthcare products amounted to $0 and $229 as of September 30, 2023 and June 30, 2023, respectively. Management’s provision for sales returns and allowances was 0% and 1.75%, respectively, of the total product revenue for the six months ended December 31, 2023 and December 31, 2022.

The Company typically collects fees before delivery of healthcare packages. Amounts received from a customer before the delivery of the healthcare package are recorded as deferred revenue on the Consolidated Balance Sheets.

Commission Revenue

Commencing in the three months ended June 30, 2023, the Company started offering in a sales agent capacity healthcare service and product packages of a third-party provider. The third party is responsible for fulfillment of the services to the customer and the Company has no performance commitment or liability to the customer. The Company receives deposits from the customers, remits to the third-party provider the provider’s contracted amounts, and retains the remaining amounts as commission revenue. The commission revenue is recognized upon acceptance of the customer contract by the third-party provider and is presented on a net basis in the Statements of Operations and Comprehensive Income (Loss).

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

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

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of December 31, 2023 and June 30, 2023, the Company was not party to any contract to issue shares.

O. Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of operations and cash flows.

NOTE 3. PREPAYMENTS

Prepayments represent payments in advance to suppliers for expenses, equipment, leasing and products. As of December 31, 2023 and June 30, 2023 prepayments were $58,243 and $68,341, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

NOTE 4. PROPERTY AND EQUIPMENT

At December 31, 2023 and June 30, 2023, property and equipment, at cost, consisted of:

	December 31,	June 30,
	2023	2023

Office equipment and furniture	$468,437	$204,645
Leasehold improvements	23,249	72,026
Total	491,686	276,671
Accumulated depreciation	(118,676)	(123,952)
Total property and equipment, net	$373,010	$152,719

The Company recorded depreciation expense of $23,187 for the three months ended December 31, 2023, of which $21,255 was recorded as operating expense and $1,932 was recorded as cost of revenue. The Company recorded depreciation expense of $38,703 for the six months ended December 31, 2023, of which $35,271 was recorded as operating expense and $3,432 was recorded as cost of revenue.

The Company recorded depreciation expense of $15,883 for the three months ended December 31, 2022, of which $14,140 was recorded as operating expense and $1,743 was recorded as cost of revenue. The Company recorded depreciation expense of $34,173 for the six months ended December 31, 2022, of which $30,619 was recorded as operating expense and $3,554 was recorded as cost of revenue.

NOTE 5. RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties consists of the following:

Name of related party	December 31, 2023	June 30, 2023
Zhang Liang	$2,281	$69,419
Zhou Hongxiao	-	35,192
Total	$2,281	$104,611

Until November 29, 2023, Zhang Liang was the President and Chairman of the Board of Longduoduo. Mr. Zhang Liang controls approximately 51% of Longduoduo’s issued and outstanding common stock. Zhou Hongxiao is the CEO and a director of Longduoduo. These advances due to related parties are unsecured, repayable on demand, and bear no interest.

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

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. The Company accrued $216,973 of PRC income tax for the six months ended December 31, 2023. There was no provision for income taxes for the six months ended December 31, 2022.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

A summary of income (loss) before income taxes for domestic and foreign locations for the three and six months ended December 31, 2023 and 2022 is as follows:

	For the Three Months Ended December 31,
	2023	2022
United States	$(102,290)	$(34,979)
Foreign	361,191	(141,181)
Income (loss) before income taxes	$258,901	$(176,160)

	For the Six Months Ended December 31,
	2023	2022
United States	$(135,666)	$(92,389)
Foreign	830,211	(399,203)
Income (loss) before income taxes	$694,545	$(491,592)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Six Months Ended December 31,
	2023	2022
Income tax (benefit) at USA statutory rate	(21)%	(21)%
U.S. valuation allowance	21%	21%
Income tax (benefit) at USA effective rate	(0)%	(0)%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Six Months Ended December 31,
	2023	2022
Income tax (benefit) at PRC statutory rate	25%	(25)%
Utilization of net operating loss carry forward	(1)%	-
PRC valuation allowance	4%	25%
Other	(2)%	-
Income tax (benefit) at PRC effective rate	26%	(0)%

For the six months ended December 31, 2022, the Company did not recognize deferred tax assets since at that time it did not appear more likely than not that it would realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Longduoduo Health Technology and subsidiaries in China.

As of December 31, 2023, Longduoduo Health Technology and its subsidiaries have total net operating loss carry forwards of approximately $472,212 in the PRC that expire through 2028. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $118,053 and $87,494 related to its operations in the PRC as of December 31, 2023 and June 30, 2023, respectively. The PRC valuation allowance increased by $30,559 and $100,055 for the six months ended December 31, 2023 and December 31, 2022, respectively.

The Company incurred losses from its United States operations during the six months ended December 31, 2023 of approximately $135,666. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $199,817 and $171,327 against the deferred tax assets related to the Company’s United States operations as of December 31, 2023 and June 30, 2023, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not more likely than not to be utilized. The US valuation allowance has increased by approximately $28,490 and $19,402 for the six months ended December 31, 2023, and 2022, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

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

On April 4, 2023, Chengheng leased office space (approximately 957 square meters) under an operating lease agreement with Jinrong Holding (Hainan) Group Co., LTD. Inner Mongolia branch. Under the terms of the agreement as supplemented October 3, 2023, Chengheng is committed to make lease payments of approximately $7,062, or RMB 50,000, from January 1, 2024 to March 31, 2024.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed to by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of the respective leases, unless there is a transfer of title or a purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to noncancelable operating leases was $0 and $42,989 for the six months ended December 31, 2023 and 2022, respectively.

Balance sheet information related to the Company’s leases is presented below:

	December 31, 2023	June 30, 2023
Assets
Operating lease right of use assets	$-	$13,470
Liabilities
Operating lease liabilities – current	$-	$6,579
Operating lease liabilities – non-current	-	6,891
Total Operating lease liabilities	$-	$13,470

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

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

The Company was not subject to any material loss contingency as of December 31, 2023 and June 30, 2023.

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

	For the Three Months Ended December 31,
	2023	2022
Numerator:
Net Income (loss) attributable to common stockholders	$148,689	$(156,923)
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,005,016	30,000,008
Net income (loss) per share:
Basic and diluted	$0.005	$(0.005)

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	For the Six Months Ended December 31,
	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$432,906	$(437,571)
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,005,016	30,000,008
Net income (loss) per share:
Basic and diluted	$0.014	$(0.015)

NOTE 11. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. The Company holds 90%, 80%, 80% and 51% interest of Qingguo, Chengheng, Rongbin and Tianju as of December 31, 2023, respectively.

As of December 31, 2023 and June 30, 2023, the non-controlling interests in the consolidated balance sheet was $15,765 and ($28,698), respectively.

For the three months ended December 31, 2023, the comprehensive income attributable to common stockholders and non-controlling interests were $155,466 and $33,865, respectively. For the six months ended December 31, 2023, the comprehensive income attributable to common stockholders and non-controlling interests were $438,466 and $44,463, respectively.

For the three months ended December 31, 2022, the comprehensive loss attributable to common stockholders and non-controlling interests were $193,850 and $23,910, respectively. For the six months ended December 31, 2022, the comprehensive loss attributable to common stockholders and non-controlling interests were $417,307 and $51,928, respectively.

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued. There are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In connection with the preparation of our financial statements for the three and six months ended December 31, 2023, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

The following table shows key components of the unaudited results of operations during the three months ended December 31, 2023 and 2022:

	For the Three Months Ended
	December 31,
	2023	2022	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$2,340,543	$64,194	$2,276,349	3546%
Cost of revenue	42,399	25,801	16,598	64%
Gross Profit	2,298,144	38,393	2,259,751	5886%
Total operating expenses	1,902,659	215,082	1,687,577	785%
Loss from operations	395,485	(176,689)	572,174	(324)%
Other income (expense), net	(136,584)	529	(137,113)	(25919)%
Loss before income taxes	258,901	(176,160)	435,061	(247)%
Income tax	76,073	-	76,073	n/a
Net Loss	$182,828	$(176,160)	$358,988	(204)%

During the three months ended December 31, 2023, our revenue was $2,340,543, of which $101,916 was attributable to the sale of healthcare services and healthcare products, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $2,238,627 of revenue was commission revenue that arose from a contract the Company made in June 2023 to act as sales agent for a single healthcare provider. From June of 2023, the Company focused its marketing on the sales of preventive healthcare solutions provided by our contractor. Since the contractor is responsible for providing all services, we recorded our portion of the customer payments as a commission on sales of the contractor’s services As of December 31, 2023, we operated through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, four of the ten largest cities in Inner Mongolia, China.

There is no direct cost that we incur when we refer a customer to our contractor. Therefore, cost of revenue on our Statements of Operations consists entirely of the cost we incur when our subsidiaries provide healthcare services for our customers and the cost of purchasing products.

During the three months ended December 31, 2023, our cost of revenue was $42,399, with the result that our gross profit was $2,298,144, a gross margin of more than 98%. Gross margin at that level was sufficient to operate profitably. However, we realized only $148,689 in income from operations for the three months ended December 30, 2023 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses during the three months ended December 31, 2023 increased by $1,687,577, primarily attributable to:

●	$1,378,465 in advertising and promotion expenses incurred during the three months ended December 31, 2023, compared to $7,627 recorded during the three months ended December 31, 2022.

●	$166,937 in salaries and benefit expenses in the three months ended December 31, 2023, compared to $95,494 during the three months ended December 31, 2022.

●	$223,303 in office expenses during the three months ended December 31, 2023, compared to $50,674 during the three months ended December 31, 2022. The increase was mainly attributable to the fact that the growth of business has led to an increase in daily expenses.

As described above, our net income for the three months ended December 31, 2023 was $182,828, compared to a net loss of $176,160 for the three months ended December 31, 2022.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the three months ended December 31, 2023 and 2022, foreign currency translation adjustments of $6,505 and $(41,600), respectively, have been reported as other comprehensive income (loss) in the consolidated statement of operations and comprehensive income (loss).

Six Months Ended December 31, 2023 Compared to Six Months Ended December 31, 2022

The following table shows key components of the unaudited results of operations during the six months ended December 31, 2023 and 2022:

	For the Six Months Ended
	December 31,
	2023	2022	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$3,927,976	$479,757	$3,448,219	719%
Cost of revenue	104,750	181,264	(76,514)	(42)%
Gross Profit	3,823,226	298,493	3,524,733	1181%
Total operating expenses	2,993,459	790,616	2,202,843	279%
Loss from operations	829,767	(492,123)	1,321,890	(269)%
Other income (expense), net	(135,222)	531	(135,753)	(25566)%
Loss before income taxes	694,545	(491,592)	1,186,137	(241)%
Income tax	216,973	-	216,973	n/a
Net Loss	$477,572	$(491,592)	$969,164	(197)%

During the six months ended December 31, 2023, our revenue was total $3,927,976, of which $273,846 was attributable to the sale of healthcare services and healthcare products, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $3,654,130 of revenue was commission revenue that arose from a contract the Company made in June 2023 to act as sales agent for a single healthcare provider. From June of 2023, the Company focused its marketing on the sales of preventive healthcare solutions provided by our contractor. Since the contractor is responsible for providing all services, we recorded our portion of the customer payments as a commission on sales of the contractor’s services As of December 31, 2023, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, four of the ten largest cities in Inner Mongolia, China.

There is no direct cost that we incur when we refer a customer to our contractor. Therefore, cost of revenue on our Statements of Operations consists entirely of the cost we incur when our subsidiaries provide healthcare services for our customers and the cost of purchasing products. During the six months ended December 31, 2023, our cost of revenue was $104,750, with the result that our gross profit was $3,823,226, a gross margin of more than 97%. Gross margin at that level was sufficient to operate profitably. However, we realized only $432,906 in income from operations for the six months ended December 31, 2023 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses during the six months ended December 31, 2023 increased by $2,202,843, primarily attributable to:

●	$2,032,917 in advertising and promotion expenses incurred during the six months ended December 31, 2023, compared to $230,846 recorded during the six months ended December 31, 2022.

●	$353,588 in salaries and benefit expenses in the six months ended December 31, 2023, compared to $285,484 during the six months ended December 31, 2022.

●	$427,268 in office expenses during the six months ended December 31, 2023, compared to $285,484 during the six months ended December 31, 2022. The increase was mainly attributable to the fact that the growth of business has led to an increase in daily expenses.

As described above, our net income for the six months ended December 31, 2023 was $477,572, compared to a net loss of $491,592 for the six months ended December 31, 2022.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the six months ended December 31, 2023 and 2022, foreign currency translation adjustments of $5,357 and $22,357, respectively, have been reported as other comprehensive income (loss) in the consolidated statement of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of December 31, 2023, the Company had $2,544,035 in cash and cash equivalents. On the same date, we had a working capital deficit of $460,736, primarily because we had received $1,783,051 from customers as deposits for future services but used the majority of the deposited sum to pay ongoing expenses and had only $58,243 in prepayments on our December 31, 2023 balance sheet. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from a public offering and/or debt financing. We expect Zhang Liang, our majority shareholder, to continue to provide support in the future, if needed. However, we can provide no assurances that we will be able to generate sufficient cash flows from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern.

Cash Flows

The following unaudited table summarizes our cash flows for the six months ended December 31, 2023 and 2022.

	For the Six Months Ended December 31,
	2023	2022
	(Unaudited)	(Unaudited)	Change
Net cash (used in) provided by operating activities	$1,603,516	$(337,707)	$1,941,224
Net cash used in investing activities	(250,820)	(54,238)	(196,582)
Net cash provided by financing activities	-	166,227	(166,227)
Effect of exchange rate fluctuation on cash and cash equivalents	54,777	(12,680)	67,456
Net (decrease) increase in cash and cash equivalents	1,407,473	(238,398)	1,645,871
Cash and cash equivalents, beginning of period	1,136,562	356,672	779,890
Cash and cash equivalents, end of period	$2,544,035	$118,274	$2,425,761

Net Cash Provided by (Used in) Operating Activities

For the six months ended December 31, 2023, our operating activities provided $1,603,516 cashs, compared to $337,707 used in operating activities during the six months ended December 31, 2022. The cash inflow that we realized during the six months ended December 31, 2023 was primarily due to recording net income of $477,572 and receiving $1,157,063 in deposits by customers for future services.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended December 31, 2023 was $250,820, compared to $54,238 for the six months ended December 31, 2022. The cash was used in both periods for the purchase of fixed assets and office decoration.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2023 was $nil, compared to $166,277 for the six months ended December 31, 2022, which was the proceeds of a loan from a third party.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2023. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2023 for the purposes described in this paragraph.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2023, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2023.

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

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	February 7, 2024
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	February 7, 2024
Kang Liping	(Principal Financial and Accounting Officer)