Form 10-Q
period 2024-03-31
Longduoduo Co Ltd
filed 2024-05-09
CIK 1892316

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	June 30, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,883,261	$1,136,562
Other receivables	107,322	107,042
Prepayments	225,725	68,341
Inventories	-	820
Total current assets	2,216,308	1,312,765
Property and equipment, net	325,438	152,719
Intangible asset, net	-	3,828
Right-of-use assets	-	13,470
Total assets	$2,541,746	$1,482,782

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$632,610	$1,044,247
Deferred revenue	1,135,696	588,335
Accrued expenses	51,220	90,858
Due to related parties	2,245	104,611
Security deposits	-	54,992
Other payables	50,838	84,015
Operating lease liabilities, current	-	6,579
Other current liabilities	249,012	72,909
Total current liabilities	2,121,621	2,046,546
Operating lease liabilities, less current portion	-	6,891
Total liabilities	2,121,621	2,053,437

Stockholders’ Equity (Deficit):
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and June 30, 2023	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 30,005,016 and 30,005,008 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	30,005	30,005
Additional paid-in capital	7,246,729	7,246,729
Accumulated deficit	(6,940,630)	(7,885,080)
Accumulated other comprehensive income	61,912	66,389
Total stockholders’ equity (deficit) attributable to common stockholders	398,016	(541,957)
Non-controlling interests	22,109	(28,698)
Total stockholders’ equity (deficit)	420,125	(570,655)
Total liabilities and equity(deficit)	$2,541,746	$1,482,782

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Revenues:
Service revenue	$53,807	$279,457	$327,653	$751,780
Product revenue	-	-	-	5,789
Commission revenue	1,736,277	681	5,390,407	2,326
Total revenue, net	1,790,084	280,138	5,718,060	759,895
Cost of revenue:
Cost of service	38,597	118,516	143,347	299,603
Cost of product	-	-	-	177
Total cost of revenues	38,597	118,516	143,347	299,780
Gross profit	1,751,487	161,622	5,574,713	460,115

Selling, general and administrative expenses	1,032,623	634,143	4,026,082	1,424,759
Income (loss) from operations	718,864	(472,521)	1,548,631	(964,644)
Other income (expense), net	(9,603)	1,213	(144,825)	1,744
Income (loss) before provision for income taxes	709,261	(471,308)	1,403,806	(962,900)
Income tax expense	191,292	-	408,265	-
Net income (loss)	517,969	(471,308)	995,541	(962,900)
Less: net income (loss) attributable to non-controlling interests	6,425	(40,501)	51,091	(94,522)
Net income (loss) attributable to common stockholders	$511,544	$(430,807)	$944,450	$(868,378)

Comprehensive income (loss):
Net income (loss)	$517,969	$(471,308)	$995,541	$(962,900)
Foreign currency translation adjustment	(10,118)	(7,394)	(4,761)	14,963
Comprehensive income (loss)	507,851	(478,702)	990,780	(947,937)
Less: comprehensive income (loss) attributable to non-controlling interests	6,344	(41,181)	50,807	(93,109)
Comprehensive income (loss) attributable to the common stockholders	$501,507	$(437,521)	$939,973	$(854,828)

Basic and diluted income (loss) per share	$0.017	$(0.014)	$0.031	$(0.029)
Weighted average number of shares outstanding-basic and diluted	30,005,016	30,000,008	30,005,016	30,000,008

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(UNAUDITED)

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholder’ Deficit	controlling Interest	Total Deficit
Balance at June 30, 2022	30,000,008	$30,000	$6,862,234	$(7,845,991)	$24,971	$(928,786)	$(93,553)	$(1,022,339)
Net loss	-	-	-	(280,648)	-	(280,648)	(34,784)	(315,432)
Foreign currency translation adjustment	-	-	-	-	57,191	57,191	6,766	63,957
Balance at September 30, 2022	30,000,008	30,000	6,862,234	(8,126,639)	82,162	(1,152,243)	(121,571)	(1,273,814)
Net loss	-	-	-	(156,923)	-	(156,923)	(19,237)	(176,160)
Foreign currency translation adjustment	-	-	-	-	(36,927)	(36,927)	(4,673)	(41,600)
Balance at December 31, 2022	30,000,008	$30,000	$6,862,234	$(8,283,562)	$45,235	$(1,346,093)	$(145,481)	$(1,491,574)
Net loss	-	-	-	(430,807)	-	(430,807)	(40,501)	(471,308)
Foreign currency translation adjustment	-	-	-	-	(6,714)	(6,714)	(680)	(7,394)
Balance at March 31, 2023	30,000,008	$30,000	$6,862,234	$(8,714,369)	$38,521	$(1,783,614)	$(186,662)	$(1,970,276)

	Common stock		Additional		Accumulated Other	Total Stockholder’	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance at June 30, 2023	30,005,008	$30,005	$7,246,729	$(7,885,080)	$66,389	$(541,957)	$(28,698)	$(570,655)
Net income (loss)	-	-	-	284,217	-	284,217	10,527	294,744
Foreign currency translation adjustment	-	-	-	-	(1,219)	(1,219)	71	(1,148)
Balance at September 30, 2023	30,005,008	$30,005	$7,246,729	$(7,600,863)	$65,170	$(258,959)	$(18,100)	$(277,059)
Adjustment for the reverse stock split	8	-	-	-	-	-	-	-
Net income (loss)	-	-	-	148,689	-	148,689	34,139	182,828
Foreign currency translation adjustment	-	-	-	-	6,779	6,779	(274)	6,505
Balance at December 31, 2023	30,005,016	$30,005	$7,246,729	$(7,452,174)	$71,949	$(103,491)	$15,765	$(87,726)
Net income (loss)	-	-		511,544	-	511,544	6,425	517,969
Foreign currency translation adjustment	-	-		-	(10,037)	(10,037)	(81)	(10,118)
Balance at March 31, 2024	30,005,016	$30,005	$7,246,729	$(6,940,630)	$61,912	$398,016	$22,109	$420,125

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$995,541	$(962,900)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	75,937	51,071
Amortization	-	1,282
Operating lease expense	35,644	57,687
Changes in operating assets and liabilities:
Other receivables	217	10,776
Prepayments	(192,880)	(78,131)
Inventories	832	848
Due from related parties	2,843	(9,758)
Accounts payable	(417,694)	224,965
Deferred revenue	546,243	585,035
Accrued expenses	(40,178)	(26,813)
Due to related parties	(105,225)	374,589
Security deposits	(54,992)	27,188
Other payables	(34,084)	260,836
Payment of operating lease liabilities	-	(21,633)
Other current liabilities	176,285	12,900
Net cash provided by operating activities	988,489	507,942

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(248,874)	(69,584)
Purchase of intangible asset	-	(5,769)
Net cash used in investing activities	(248,874)	(75,353)

Cash Flows from Financing Activities
Repayment of short-term borrowing from third party	-	(138,450)
Net cash used in Financing Activities	-	(138,450)

Effect of exchange rate fluctuation on cash and cash equivalents	7,084	(6,189)
Net increase in cash and cash equivalents	746,699	287,950

Cash and cash equivalents, beginning of period	1,136,562	356,672
Cash and cash equivalents, end of period	$1,883,261	$644,622

Supplemental disclosure of cash flow information
Cash paid for income taxes	$408,265	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2023, the Company had cash of $1,136,562, negative working capital of $733,781, and a stockholders’ deficit of $570,655. For the years ended June 30, 2023 and June 30, 2022, the Company had net income(loss) of $21,085 and $(7,563,565), respectively. The Company’s independent auditor included a going concern emphasis paragraph in its audit report for the years ended June 30, 2023 and June 30, 2022.

Commencing in the last quarter of the fiscal year ended June 30, 2023, the Company changed its business plan to focus on resale of health care services offered by its contractor. At March 31, 2024, the Company had cash of $ 1,883,261, working capital of $94,687, and stockholders’ equity of $420,125. For the nine months ended March 31, 2024, the Company had net income of $995,541. Although we cannot guarantee that we will continue to achieve profits in our operations, the initial results of the change in our business plan have reduced our doubts concerning the ability of the Company to continue as a going concern.

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

Longduoduo’s subsidiaries as of March 31, 2024 are listed as follows:

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

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

The exchange rates used for foreign currency translation are as follows:

For the Nine Months Ended March 31,
		2024	2023
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.2221/7.8253	6.8680/7.8498
Revenue and expenses	period weighted average	7.2008/7.8195	6.9339/7.8362

F. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$69,000). As of March 31, 2024 and June 30, 2023, the Company had $1,170,932 and $606,483 cash in excess of the insured amount, respectively.

For the nine months ended March 31, 2024, 94.3 % of commission revenue was attributable to the Company’s introduction of customers to a single service provider. For the nine months ended March 31, 2023, no customer accounted for more than 10% of revenue.

For the nine months ended March 31, 2024 and 2023, the Company had four major suppliers that accounted for over 10% of its total cost of revenue.

	For the Nine Months Ended March 31,
	2024		2023
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue
Supplier A	$29,454	21%	$110,993	37%
Supplier B	51,302	36%	57,587	19%
Supplier C	43,478	30%	53,500	18%
Supplier D	8,278	6%	45,009	15%

G. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in banks as of March 31, 2024 and June 30, 2023.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

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

The estimated useful lives for property and equipment categories are as follows:

Office equipment and furniture	3-5 years
Leasehold Improvements	1-5 years

I. Intangible Assets

Intangible assets consist of software. Intangible assets are initially recognized at their respective acquisition costs. All of the Company’s intangible assets have been determined to have finite useful lives and were, therefore, amortized using the straight-line method over their estimated useful lives:

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

There were no transfers between level 1, level 2 or level 3 measurements for the nine months ended March 31, 2024 and 2023.

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, other receivables, accounts payable, accrued expenses, due to related parties, security deposits and other payables. As of March 31, 2024 and June 30, 2023, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

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

Management regularly reviews the sales returns and allowances based on historical experience. Any subsequent sales returns and cancellations are recognized upon notification from the customers. The liability for sales returns and allowances relating to the sale of healthcare service packages amounted to $891 and $15,406 as of March 31, 2024 and June 30, 2023, respectively. Management’s provision for sales returns and allowances was 1.14% and 1.3%, respectively, of the total service revenue for the nine months ended March 31, 2024 and March 31, 2023.

Product revenue results from the sale of healthcare and nutritional products, including Collagen peptide, Calcium tablets and other products. The Company recognizes revenue when the product has been delivered and ownership and risk of loss have been transferred to the customer. The Company accepts returns provided the products are well packaged and can be resold. Management regularly reviews the sales returns and allowances based on historical experience. The liability for sales returns and allowances relating to the sale of healthcare products amounted to $0 and $229 as of March 31, 2024 and June 30, 2023, respectively. Management’s provision for sales returns and allowances was 0% and 1.77%, respectively, of the total product revenue for the nine months ended March 31, 2024 and March 31, 2023.

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(UNAUDITED)

M. Advertising and promotion

Advertising and promotion costs, which are expensed as incurred, were $2,667,233 and $539,836 for the nine months ended March 31, 2024 and March 31, 2023, respectively.

N. Income taxes

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

O. Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding during the period.

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of March 31, 2024 and June 30, 2023, the Company was not party to any contract to issue shares.

P. Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of operations and cash flows.

NOTE 3. PREPAYMENTS

Prepayments represent payments in advance to suppliers for expenses, equipment, leasing and products. As of March 31, 2024 and June 30, 2023 prepayments were $225,725 and $68,341, respectively.

On February 8, 2024, the Company executed an engagement letter with Network 1 Financial Services, Inc (“Network 1”). The letter provides for Network 1 to act as an underwriter of a proposed offering of ordinary shares of the Company. The Company delivered $100,000 cash to Network 1 in February 2024 as an advance to be applied towards an Accountable Expense Allowance of up to $225,000 to be paid to Network 1. The $100,000 advance is included in “Prepayments” in the Consolidated Balance Sheet at March 31, 2024.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(UNAUDITED)

NOTE 4. PROPERTY AND EQUIPMENT

At March 31, 2024 and June 30, 2023, property and equipment, at cost, consisted of:

	March 31,	June 30,
	2024	2023
Office equipment and furniture	$432,484	$204,645
Leasehold improvements	15,867	72,026
Total	448,351	276,671
Accumulated depreciation	(122,913)	(123,952)
Total property and equipment, net	$325,438	$152,719

The Company recorded depreciation expense of $37,234 for the three months ended March 31, 2024, of which $32,835 was recorded as operating expense and $4,399 was recorded as cost of revenue. The Company recorded depreciation expense of $75,937 for the nine months ended March 31, 2024, of which $68,106 was recorded as operating expense and $7,831 was recorded as cost of revenue.

The Company recorded depreciation expense of $16,898 for the three months ended March 31, 2023, of which $14,743 was recorded as operating expense and $2,155 was recorded as cost of revenue. The Company recorded depreciation expense of $51,071 for the nine months ended March 31, 2023, of which $45,362 was recorded as operating expense and $5,709 was recorded as cost of revenue.

NOTE 5. RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties consists of the following:

Name of related party	March 31, 2024	June 30, 2023
Zhang Liang	$2,245	$69,419
Zhou Hongxiao	-	35,192
Total	$2,245	$104,611

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

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. The Company accrued $408,265 of PRC income tax for the nine months ended March 31, 2024. There was no provision for income taxes for the nine months ended March 31, 2023.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(UNAUDITED)

A summary of income (loss) before income taxes for domestic and foreign locations for the three and nine months ended March 31, 2024 and 2023 is as follows:

	For the Three Months Ended March 31,
	2024	2023
United States	$(48,021)	$(32,008)
Foreign	757,282	(439,300)
Income (loss) before income taxes	$709,261	$(471,308)

	For the Nine Months Ended March 31,
	2024	2023
United States	$(183,687)	$(124,397)
Foreign	1,587,493	(838,503)
Income (loss) before income taxes	$1,403,806	$(962,900)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Nine Months Ended March 31,
	2024	2023
Income tax (benefit) at USA statutory rate	(21)%	(21)%
U.S. valuation allowance	21%	21%
Income tax (benefit) at USA effective rate	(0)%	(0)%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Nine Months Ended March 31,
	2024	2023
Income tax (benefit) at PRC statutory rate	25%	(25)%
Utilization of net operating loss carry forward	(1)%	-
PRC valuation allowance	2%	25%
Other	-	-
Income tax (benefit) at PRC effective rate	26%	(0)%

For the nine months ended March 31, 2023, the Company did not recognize deferred tax assets since at that time it did not appear more likely than not that it would realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Longduoduo Health Technology and subsidiaries in China.

As of March 31, 2024, Longduoduo Health Technology and its subsidiaries have total net operating loss carry forwards of approximately $504,699 in the PRC that expire through 2028. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $126,175 and $87,494 related to its operations in the PRC as of March 31, 2024 and June 30, 2023, respectively. The PRC valuation allowance increased by $38,681 and $209,904 for the nine months ended March 31, 2024 and March 31, 2023, respectively.

The Company incurred losses from its United States operations during the nine months ended March 31, 2024 of approximately $183,687. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $209,902 and $171,327 against the deferred tax assets related to the Company’s United States operations as of March 31, 2024 and June 30, 2023, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not more likely than not to be utilized. The US valuation allowance increased by approximately $38,574 and $26,123 for the nine months ended March 31, 2024, and March 31, 2023, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

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

NOTE 7. LEASES

In April 2021, Qingguo entered into an operating cooperation agreement with Hohhot Aihua Traditional Chinese Medicine Hospital. Under the terms Qingguo was able to use office space (approximately 700 square meters) free of charge during the period between April 1, 2021 to March 31, 2026. On May 27, 2022, the agreement was amended to provide for the lease of this office space under a non-cancellable operating lease agreement. Under terms of the lease agreement, from May 27, 2022, Qingguo was committed to make lease payments of approximately $9,295 per year for 1 year. On August 31, 2023, the lease agreement was terminated.

On July 2, 2022 the Company leased a staff dormitory under a non-cancellable operating lease agreement with a third party, Xi Ling. Under the terms of the agreement, the Company was committed to make total lease payments of $20,561, or RMB 150,000, with lease payments of $6,854 per year for the lease period from July 2, 2022 to July 2, 2025. On June 30, 2023, the agreement was terminated.

On April 4, 2023, Chengheng leased office space (approximately 957 square meters) under an operating lease agreement with Jinrong Holding (Hainan) Group Co., LTD. Inner Mongolia branch. Under the terms of the agreement as supplemented October 3, 2023, Chengheng was committed to make lease payments of approximately $7,062, or RMB 50,000, from January 1, 2024 to March 31, 2024. On April 1, 2024, Chengheng entered into a lease agreement with Ding Jun. Under the terms of the new lease, Chengheng is able to use office space (approximately 451 square meters) free of charge during the period from April 1, 2024 to May 31, 2024. After lessor completes the decoration of the office space, the parties are to sign a new lease agreement.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed to by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of the respective leases, unless there is a transfer of title or a purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to noncancelable operating leases was $0 and $57,687 for the nine months ended March 31, 2024 and 2023, respectively.

Balance sheet information related to the Company’s leases is presented below:

	March 31, 2024	June 30, 2023
Assets
Operating lease right of use assets	$-	$13,470
Liabilities
Operating lease liabilities – current	$-	$6,579
Operating lease liabilities – non-current	-	6,891
Total Operating lease liabilities	$-	$13,470

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

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

The Company was not subject to any material loss contingency as of March 31, 2024 and June 30, 2023.

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT)

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

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net Income (loss) attributable to common stockholders	$511,544	$(430,807)
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,005,016	30,000,008
Net income (loss) per share:
Basic and diluted	$0.017	$(0.014)

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(UNAUDITED)

	For the Nine Months Ended March 31,
	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$944,450	$(868,378)
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,005,016	30,000,008
Net income (loss) per share:
Basic and diluted	$0.031	$(0.029)

NOTE 11. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. The Company holds 90%, 80%, 80% and 51% interest of Qingguo, Chengheng, Rongbin and Tianju as of March 31, 2024, respectively.

As of March 31, 2024 and June 30, 2023, the non-controlling interests in the consolidated balance sheet was $22,109 and ($28,698), respectively.

For the three months ended March 31, 2024, the comprehensive income attributable to common stockholders and non-controlling interests were $501,507 and $6,344, respectively. For the nine months ended March 31, 2024, the comprehensive income attributable to common stockholders and non-controlling interests were $939,973 and $50,807, respectively.

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

In connection with the preparation of our financial statements for the three and nine months ended March 31, 2024, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table shows key components of the unaudited results of operations during the three months ended March 31, 2024 and March 31, 2023:

	For the Three Months Ended
	March 31,
	2024	2023	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$1,790,084	$280,138	$1,509,946	539%
Cost of revenue	38,597	118,516	(79,919)	(67)%
Gross Profit	1,751,487	161,622	1,589,865	984%
Total operating expenses	1,032,623	634,143	398,480	63%
Income (loss) from operations	718,864	(472,521)	1,191,385	(252)%
Other income (expense), net	(9,603)	1,213	(10,816)	(892)%
Income (loss) before income taxes	709,261	(471,308)	1,180,569	(250)%
Income tax	191,292	-	191,292	n/a
Net Income (Loss)	$517,969	$(471,308)	$989,277	(210)%

During the three months ended March 31, 2024, our revenue was $1,790,084, of which $53,807 was attributable to the sale of healthcare services and healthcare products, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $1,736,277 of revenue was commission revenue that arose from a contract the Company made in June 2023 to act as sales agent for a single healthcare provider. From June of 2023, the Company focused its marketing on the sales of preventive healthcare solutions provided by our contractor. Since the contractor is responsible for providing all services, we recorded our portion of the customer payments as a commission on sales of the contractor’s services. As of March 31, 2024, we operated through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, four of the ten largest cities in Inner Mongolia, China.

There is no direct cost that we incur when we refer a customer to our contractor. Therefore, cost of revenue on our Statements of Operations consists entirely of the cost we incur when our subsidiaries provide healthcare services for our customers and the cost of purchasing products.

During the three months ended March 31, 2024, our cost of revenue was $38,597, with the result that our gross profit was $1,781,487, a gross margin of more than 98%. Gross margin at that level was sufficient to operate profitably. However, we realized only $517,969 in income from operations for the three months ended March 31, 2024 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses during the three months ended March 31, 2024 increased by $398,480 when compared to the three months ended March 31, 2023, primarily attributable to:

●	$634,316 in advertising and promotion expenses incurred during the three months ended March 31, 2024, compared to $308,990 recorded during the three months ended March 31, 2023.

●	$171,901 in office expenses during the three months ended March 31, 2024, compared to $77,501 during the three months ended March 31, 2023. The increase was mainly attributable to the fact that the growth of business has led to an increase in daily expenses.

As described above, our net income for the three months ended March 31, 2024 was $517,969, compared to a net loss of $471,308 for the three months ended March 31, 2023.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the three months ended March 31, 2024 and 2023, foreign currency translation adjustments of $(10,118) and $(7,394), respectively, have been reported as other comprehensive (loss) in the consolidated statement of operations and comprehensive income (loss).

Nine Months Ended March 31, 2024 Compared to Nine Months Ended March 31, 2023

The following table shows key components of the unaudited results of operations during the nine months ended March 31, 2024 and 2023:

	For the Nine Months Ended
	March 31,
	2024	2023	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$5,718,060	$759,895	$4,958,165	652%
Cost of revenue	143,347	299,780	(156,433)	(52)%
Gross Profit	5,574,713	460,115	5,114,598	1112%
Total operating expenses	4,026,082	1,424,759	2,601,323	183%
Income (loss) from operations	1,584,631	(964,644)	2,513,275	(261)%
Other income (expense), net	(144,825)	1,744	(146,569)	(8404)%
Income (loss) before income taxes	1,403,806	(962,900)	2,366,706	(246)%
Income tax	408,265	-	408,265	n/a
Net Income (Loss)	$995,541	$(962,900)	$1,958,441	(203)%

During the nine months ended March 31, 2024, our revenue was total $5,718,060, of which $327,653 was attributable to the sale of healthcare services and healthcare products, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $5,390,407 of revenue was commission revenue that arose from a contract the Company made in June 2023 to act as sales agent for a single healthcare provider. From June of 2023, the Company focused its marketing on the sales of preventive healthcare solutions provided by our contractor. Since the contractor is responsible for providing all services, we recorded our portion of the customer payments as a commission on sales of the contractor’s services. As of March 31, 2024, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, four of the ten largest cities in Inner Mongolia, China.

There is no direct cost that we incur when we refer a customer to our contractor. Therefore, cost of revenue on our Statements of Operations consists entirely of the cost we incur when our subsidiaries provide healthcare services for our customers and the cost of purchasing products. During the nine months ended March 31, 2024, our cost of revenue was $143,347, with the result that our gross profit was $5,574,713, a gross margin of more than 97%. Gross margin at that level was sufficient to operate profitably. However, we realized only $995,541 in income from operations for the nine months ended March 31, 2024 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses during the nine months ended March 31, 2024 increased by $2,601,323, primarily attributable to:

●	$2,667,233 in advertising and promotion expenses incurred during the nine months ended March 31, 2024, compared to $539,836 recorded during the nine months ended March 31, 2023.

●	$494,416 in salaries and benefit expenses in the nine months ended March 31, 2024, compared to $476,436 during the nine months ended March 31, 2023.

●	$599,169 in office expenses during the nine months ended March 31, 2024, compared to $228,133 during the nine months ended March 31, 2023. The increase was mainly attributable to the fact that the growth of business has led to an increase in daily expenses.

As described above, our net income for the nine months ended March 31, 2024 was $995,541, compared to a net loss of $962,900 for the nine months ended March 31, 2023.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the nine months ended March 31, 2024 and 2023, foreign currency translation adjustments of $(4,761) and $14,963, respectively, have been reported as other comprehensive income (loss) in the consolidated statement of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of March 31, 2024, the Company had $1,883,261 in cash and cash equivalents. On the same date, we had a working capital of only $94,687, primarily because we had received $1,135,696 from customers as deposits for future services but used the majority of the deposited sum to pay ongoing expenses and so had only $225,725 in prepayments on our March 31, 2024 balance sheet. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from a public offering and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flows from operations and/or obtain additional financing on terms satisfactory to us, if at all.

Cash Flows

The following unaudited table summarizes our cash flows for the nine months ended March 31, 2024 and 2023.

	For the Nine Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)	Change
Net cash provided by operating activities	$988,489	$507,942	$489,936
Net cash used in investing activities	(248,874)	(75,353)	(173,521)
Net cash used in financing activities	-	(138,450)	138,450
Effect of exchange rate fluctuation on cash and cash equivalents	7,084	(6,189)	3,884
Net increase in cash and cash equivalents	746,699	287,950	458,749
Cash and cash equivalents, beginning of period	1,136,562	356,672	779,890
Cash and cash equivalents, end of period	$1,883,261	$644,622	$1,283,639

Net Cash Provided by Operating Activities

For the nine months ended March 31, 2024, our operating activities provided $988,4899 cash, compared to $507,942 provided by operating activities during the nine months ended March 31, 2023. The cash inflow that we realized during the nine months ended March 31, 2024 was primarily due to recording net income of $995,541 and receiving $546,243 in deposits by customers for future services, from which we used $417,694 to reduce accounts payable and $105,225 to pay off loans made to us by related parties.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2024 was $248,874, compared to $75,353 for the nine months ended March 31, 2023. The cash was used in both periods for the purchase of fixed assets.

Net Cash Used in Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2024 was $nil, compared to $138,450 for the nine months ended March 31, 2023, which was the proceeds of a loan from a third party.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2024. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2024 for the purposes described in this paragraph.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2024, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended March 31, 2024.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	May 9, 2024
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	May 9, 2024
Kang Liping	(Principal Financial and Accounting Officer)