Form 10-K
period 2024-06-30
Longduoduo Co Ltd
filed 2024-10-15
CIK 1892316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 0-56615

LONGDUODUO COMPANY LIMITED

(Exact name of registrant as specified in its charter)

Nevada	37-2018431
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

G3-5-8016 Shui’an Town, Ruyi Headquarters Base

Hohhot Economic Development Zone

Inner Mongolia 010000

P.R. China

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

Item 1. Business

Corporate Structure

Longduoduo Company Limited (“Longduoduo”) was incorporated in the State of Nevada on October 25, 2021. Longduoduo’s principal corporate address is G3-5-8016, Shui’an Town, Ruyi Headquarters Base, Hohhot Economic Development District, Hohhot, Inner Mongolia, China, 010000. Our telephone number is +86 (0472) 510 4980. Our registered agent for service of process is Incorp Services, Inc., 3773 Howard Hughes Pkwy, Suite 500S, Las Vegas Nevada 89169-6014. Our website address is www.longduoduo.net. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this report, and the inclusion of our website address in this report is an inactive textual reference only. You should not rely on any such information in making your decision whether to purchase our common stock.

LONGDUODUO IS A NEVADA CORPORATION THAT FUNCTIONS EXCLUSIVELY AS A HOLDING COMPANY. ALL OF THE BUSINESS OPERATIONS THAT ARE DESCRIBED IN THIS REPORT AND REFLECTED IN THE FINANCIAL STATEMENTS CONTAINED IN THIS REPORT ARE CARRIED OUT BY FIVE LIMITED COMPANIES ORGANIZED AND LOCATED IN THE PEOPLE’S REPUBLIC OF CHINA (“PRC”). LONGDUODUO OWNS THE FIVE OPERATING COMPANIES THROUGH AN INTERMEDIARY HOLDING COMPANY REGISTERED IN HONG KONG.

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

Considerations Relating to Regulation under Chinese Law

Longduoduo is not a Chinese operating company but a Nevada holding company with all of its operations conducted through five subsidiaries located in the PRC. Investors in the Company’s common stock should be aware that they will not directly hold equity interests in a Chinese operating entity, but rather are purchasing equity solely in a Nevada holding company that will be dependent upon distributions from its principal Chinese subsidiary to finance the administrative expenses of the Nevada holding company and any cash distributions by the Nevada holding company to its shareholders. Our ability to obtain contributions from the Company’s subsidiary is significantly affected by regulations promulgated by PRC authorities. Chinese regulatory authorities could prevent our principal Chinese subsidiary from making distributions to its Nevada parent, which would likely result in a material change in our operations and cause the value of our securities to significantly decline or become worthless. Any change in the interpretation by the PRC government of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations or cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company as a result of its dependence on its Chinese operating subsidiaries, please refer to “Risk Factors - Risks Relating to Doing Business in the PRC.”

Exposure to potential sanctions under the HFCAA

Pursuant to the Holding Foreign Companies Accountable Act (“HFCAA”), as adopted by the United States Congress in 2020, the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in the PRC because of a position taken by one or more authorities in mainland China. Under the HFCAA (as amended by the Consolidated Appropriations Act – 2023), an issuer’s securities may be prohibited from trading on a U.S. stock exchange or facility if its auditor is not inspected by the PCAOB for two consecutive years (reduced by Congress in 2023 from three consecutive years in the original HFCAA).

On August 26, 2022, the China Securities Regulatory Commission (“CSRC”), the Ministry of Finance of China, and the PCAOB signed a protocol governing inspections and investigations of audit firms based in China and Hong Kong. On December 15, 2022, the PCAOB issued a new Determination Report which: (1) vacated the December 16, 2021 Determination Report; and (2) concluded that the PCAOB had been able to conduct inspections and investigations completely in the PRC in 2022. The December 15, 2022 Determination Report cautions, however, that authorities in the PRC might take positions at any time that would prevent the PCAOB from continuing to inspect or investigate completely. As required by the HFCAA, if in the future the PCAOB determines it no longer can inspect or investigate completely because of a position taken by an authority in the PRC, the PCAOB will act expeditiously to consider whether it should issue a new determination. If the PCAOB is not able to fully conduct inspections of our auditor’s work papers in the PRC, our securities may be prohibited from trading on a U.S. stock exchange or facility if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in our common stock being barred from listing in the United States, which would likely prevent our shareholders from being able to sell their shares until the bar was lifted.

Longduoduo recently engaged Bush & Associates CPA LLC as its independent auditor, replacing Michael T. Studer CPA P.C. in that role. Bush & Associates is headquartered in the State of Nevada, and Michael T. Studer CPA P.C. is headquartered in the State of New York. The PCAOB is able to, and does, fully conduct inspections of our auditor’s work papers. There remains a risk, however, that the government of the PRC might in the future impose restrictions on the communication of information to auditors or by auditors of issuers whose operations are located within the PRC, in such a way that investors in the securities of such issuers do not receive the full benefit of the audits. In that situation, it could occur that the SEC would bar trading platforms subject to U.S. jurisdiction from listing Longduoduo’s securities for trading. Such an occurrence would be likely to cause the value of Longduoduo’s securities to diminish significantly.

Exposure to restrictions on upstream distributions of profits

Longduoduo is a Nevada holding company with no business operations of its own. We conduct our operations in China through five subsidiaries. We will rely on dividends paid by our principal PRC subsidiary to fund the cash requirements of Longduoduo, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. In order for us to pay dividends to our shareholders, we will rely on payments made from our principal PRC subsidiary to Longduoduo Company Limited (Hong Kong) (“Longduoduo HK”). If Longduduo is unable to receive profits from the operations of our PRC subsidiaries through Longduoduo HK, we will be unable to pay dividends on our common stock.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC through the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), and the Notice of State Administration of Foreign Exchange on Promulgation of the Provisions on Foreign Exchange Control on Direct Investments in China by Foreign Investors. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. The Foreign Exchange Regulations will present a barrier to currency transactions between our U.S. parent company and our Chinese operating subsidiary. If we raise funds in the U.S. dollars for the purpose of funding our operations in China, we will be required to obtain SAFE approval of the conversion of the dollars into Renminbi, which could be denied.

Current PRC regulations permit Longduoduo’s PRC subsidiaries to pay dividends to Longduoduo and its Hong Kong subsidiary only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year to fund a statutory reserve until such reserve reaches 50% of its registered capital. Our subsidiaries in China are also required to further set aside a portion of their after-tax profits to fund their employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of the subsidiary’s board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the PRC subsidiary, the reserve funds are not distributable as cash dividends except in the event of liquidation. If one or more of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

If Longduoduo is considered a PRC tax resident enterprise for tax purposes, any dividends its pays to our shareholders may be regarded as China-sourced income and, as a result, may be subject to PRC withholding tax at a rate of up to 10.0%. Certain payments from Longduoduo Health Technology, our principal PRC subsidiary, to Longduoduo HK are subject to PRC taxes. As of the date of this Report, Longduoduo Health Technology has not made any transfers or distributions.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the “Double Tax Avoidance Arrangement,” the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by Longduoduo Health Technology to its immediate holding company, Longduoduo HK. As of the date of this Report, Longduoduo Health Technology does not plan to declare and pay dividends to Longduoduo HK and we have not applied for the tax resident certificate from the relevant Hong Kong tax authority.

At the date of this Report, no subsidiary of Longduoduo has paid any dividend or distribution to Longduoduo or any subsidiary of Longduoduo, nor has Longduoduo made any dividend or distribution to any U.S. investor. There has been no transfer of cash or other assets between or among Longduoduo, Longduoduo HK and/or any Chinese subsidiary of Longduoduo.

PRC Government Oversight

Changes in China’s internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in China, accept foreign investments, or list on a U.S. or other foreign exchange. Recently, the PRC government initiated a series of regulatory actions affecting business operations in China with little advance notice, including banning certain activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding its efforts in anti-monopoly enforcement. The business of our subsidiaries until now has not been subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities; (ii) we have not yet approached the regulatory thresholds for holding personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. However, since these regulatory actions are new, it is uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, and the potential impact such modified or new laws and regulations will have on our daily business operation, our ability to accept foreign investments and our ability to list our securities on an U.S. or other foreign exchange.

We intend to fund the growth of our business in large part by raising capital in Longduoduo through its sale of securities outside of the PRC. The capital markets in the U.S. that we might access for financing will depend in large part on our ability to secure a listing on Nasdaq, OTCQX or one of the registered securities exchanges. The Trial Administrative Measures adopted by the China Securities Regulatory Commission (“CSRC”) on March 31, 2023 require that at the time we apply to an exchange (which for this purpose will include Nasdaq, OTCQB or OTCQX), we must file an extensive application with the CSRC and await approval by CSRC of the listing. The CSRC has indicated an intent to use these applications in order to protect the PRC from foreign control of (or significant influence over) important Chinese businesses. We cannot determine what criteria the CSRC will apply for this purpose. The regulations, therefore, create for our investors a risk that our efforts to finance Longduoduo Health Technology by selling Longduoduo securities abroad will be restricted, delayed or eliminated by CSRC’s implementation of the listing requirements in the Trial Administrative Measures. That risk, if realized, could prevent us from expanding Longduoduo Health Technology’s business, which could reduce or eliminate the value of Longduoduo common stock.

Summary of Addiitonal Risk Factors Pertaining to Operations in China

There are additional risks associated with our operations being in the PRC. The following summarizes certain additional risk factors that are discussed in detail in the section titled “Risk Factors: Risks related to Doing Business in the PRC at page 17 et seq.

●	Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares. As a U.S.-listed public company, we may face heightened scrutiny, criticism and negative publicity in the PRC, which could result in a material change in our operations and the value of our common stock.

●	Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to your and us. The dramatic growth of China and rapid changes in government policies since the 1980s cause change in the legal system that make compliance difficult and policies unpredictable.

●	Because our principal assets are located outside of the United States and because all of our directors and all our officers reside outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers or to enforce judgments of United States courts against us or them in the PRC.

●	The fluctuation of RMB may materially and adversely affect your investment. If the Chinese government reduces the relative value of the RMB compared to the U.S. Dollar, the value in Dollars of the Company will decline.

●	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecutiry, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

●	If Longduoduo common stock becomes listed on the OTCQB or an exchange, we will be required to obtain the approval of the PRC government for a business combination, the issuance of our common stock, or maintaining our status as a publicly listed company outside China.

Our Business

Our operating subsidiaries, Longduoduo Health Technology, Qingguo, Rongbin, Chengheng and Tianju, are each engaged in the business of providing high-quality preventive healthcare solutions to customers in the Inner Mongolia Province of China. Our primary business at the present time involves our subsidiaries’ sales on a commission basis of health maintenance services provided by Inner Mongolia Honghai Health Management Co., Ltd. Our operating subsidiaries also provide customers preventive healthcare solutions that our subsidiaries purchase from one or more of five providers under contract. These preventive healthcare solutions include a wide range of comprehensive preventive healthcare services, including disease screening, healthcare treatments, healthcare products and other services. The Company mainly focuses on prevention of myocardial infarction, cerebral infarction, hemiplegia, and cardiovascular and cerebrovascular diseases.

 Commissioned Sales

Since June of 2023, our operating subsidiaries have been primarily engaged in selling health maintenance services provided by Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”). During the year ended June 30, 2024, over 95% of our gross revenue represented commissions paid to our operating subsidiaries by Honghai. Each operating subsidiary is party to a separate Sales Agency Agreement with Honghai, each dated June 20, 2023 and expiring on June 20, 2026, although the content of the five Sales Agency Agreements are identical but for the name of the agent: Longduoduo Health Technology Co., Ltd, Inner Mongolia Rongbin Health Consulting Co., Ltd, Inner Mongolia Chengheng Health Consulting Co., Ltd, Inner Mongolia Qinguo Health Consulting Co., Ltd. or Inner Mongolia Tianju Health Consulting Company Limited. Among the principal terms of the Sales Agency Agreements are:

●	Honghai is responsible for developing and providing services, and our operating subsidiary (the “Agent”) is responsible for promoting and selling the services.

●	When the Sales Agency Agreement was signed, the specific services to be marketed were: trioxygen autotransfusion, awakening brain and dredging collaterals, double blood purification in German technology, hyperbaric trioxygen, colon hydrotherapy, intestinal flora transplantation, custom-made Juncao and combinations of these services.

●	If Honghai develops new services, the Agent will have the option to market the new services at a price to be negotiated with Honghai in accordance with criteria set in the Sales Agency Agreement.

●	The Agent is responsible for collecting payment on each sale, and forwarding the payment to Honghai net of the pre-approved settlement amount – i.e. commission.

●	Honghai bears all responsibility for the quality of the services and for any liability to customers arising from the services.

Principal Sales

Before we entered the Sales Agency Agreements with Honghai, our operating subsidiaries marketed healthcare services and products exclusively as principals, by purchasing and reselling services and products from third-party healthcare service providers such as hospitals to serve customers located in Hohhot, Ordos, Baotou and Ulanqab, cities in Inner Mongolia. We continue that business, although “service revenue” from these principal sales fell by almost 82% in the year ended June 30, 2024 from the service revenue recorded in the year ended June 30, 2023. Our intention, after we have built a firm foundation for our agency sales business, is to return our attention to principal sales and build a network of third-party healthcare service providers, product suppliers and our sales agents so that we can offer a broader array of products and services to potential customers.

Currently, working with our third-party healthcare service providers, our operating subsidiaries provide, as principal, the preventive healthcare solutions including below:

●	Meridian-regulating and Consciousness-restoring Iatrotechnics- a traditional Chinese medicine treatment that is anti-thrombotic to prevent and treat cardiovascular and cerebrovascular diseases.

●	Double Blood Purification – treatment for cardiovascular and cerebrovascular diseases that involves the removal of pathogens and toxins from the blood through physical means such as filtration.

●	Immunological Ozonated Autohemotherapy; the Third-generation Ozone Therapy Device – Autologous Blood Immunotherapy - prevention and treatment of cardiovascular and cerebrovascular diseases relying on the use of an ozone therapy device to remove pathogens and toxins from the blood.

●	PRP (platelet-rich plasma) – prevention and treatment of joint inflammation and injury through the use of platelet rich plasma.

●	Relaxation therapy - a traditional Chinese medicine treatment that is used to treat joint function limitation caused by soft tissue adhesion such as periarthritis of shoulder

●	Vegetative Nerve Regulation - a treatment for neck, shoulder, back and leg pain

●

Microwave Therapy – through the use of specific equipment, heat is provided deep into the skin to reduce inflammation, detumescence, relieve pain and improve tissue blood circulation, prevent and cure lumbar muscle strain, arthritis, periarthritis of shoulders and other diseases.

All medical services above are provided by healthcare service providers that are licensed medical institutions, such as hospitals or medical clinics. These medical services are provided directly to our customer by our healthcare service providers, and our healthcare service providers bear the risk of liability related to the medical procedures.

Our operating subsidiaries have contracted with five third-party healthcare service providers. The contracts are set out below:

●	Cooperation Agreement, dated March 26, 2021 and expiring on March 31, 2026, by and between Inner Mongolia Qinguo Health Consulting Co., Ltd. and Hohhot Aihua Traditional Chinese Medicine Hospital, which is located in Hohhot. Under the terms of this agreement, Hohhot Aihua Traditional Chinese Medicine Hospital offers services such as “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “PRP”, “Relaxation therapy”, “Vegetative Nerve Regulation (anterior)” and other conventional therapies.

●	Leasing and Cooperation Agreement, dated October 15, 2020 and expiring on October 15, 2025, by and between Longduoduo Health Technology Co., Ltd and Baotou Jinshi Zhongyi Nephropathy Hospital, which is located in Baotou. Under the terms of this agreement, Baotou Jinshi Zhongyi Nephropathy Hospital offers services such as “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Double Blood Purification” and “Immunological Ozonated Autohemotherapy”.

●	Cooperation Agreement, dated May 29, 2021 and expiring on May 28, 2026, by and between Inner Mongolia Chengheng Health Consulting Co., Ltd and Zhongyi Hospital Branch of Inner Mongolia Jiuzun Health Examination Co., Ltd, which is located in Ordos. Under the terms of this agreement, Zhongyi Hospital Branch of Inner Mongolia Jiuzun Health Examination Co., Ltd offers services such as “the Third-generation Ozone Therapy Device – Autologous Blood Immunotherapy”.

●	Cooperation Agreement, dated June 20, 2021 and expiring on June 19, 2026, by and between Longduoduo Health Technology Co., Ltd and Ulanqab Mengzhong Rehabilitation TCM Hospital Co., Ltd, which is located in Ulanqab. Under the terms of this agreement, Ulanqab Mengzhong Rehabilitation TCM Hospital Co., Ltd offers services such as “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “PRP”, “Relaxation therapy”, “Vegetative Nerve Regulation” and other conventional therapies

●	Cooperation Agreement, dated September 5, 2021 and expiring on September 4, 2026, by and between Longduoduo Health Technology Co., Ltd and Ordos Xinhai Yihecheng Mengzhongyi Hospital, which is located in Ordos. Under the terms of this agreement, Ordos Xinhai Yihecheng Mengzhongyi Hospital offers services such as “Immunological Ozonated Autohemotherapy”, “2000ml Immunological Ozonated Autohemotherapy” and “Meridian-regulating and Consciousness-restoring Iatrotechnics” etc.

Our operating subsidiaries pay service fees to these third-party healthcare service providers based on the number of health products, medical examinations and the services they provide for our customers. We carefully select our third-party healthcare service provider based on our internal assessment of the quality of the provider’s institution and staff. We assess potential third-party healthcare service providers and chose future third-party healthcare service providers that fit our business based on the following points:

●	Services: whether service providers offer the required or complementary services, the venue & qualifications for the cooperation programs as well as the management of medical quality & safety, medical staff, medicines and consumables;

●	Location: whether the venue is convenient for our customers.

●	Price: whether the medical examination and treatment price is acceptable.

●	Reputation: whether the providers have a good reputation.

●	Equipment: whether the provider possess advanced medical equipment.

Our Plan for Growth

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

The successful execution of our business plan is subject to risks and uncertainties related to our business and industry, including those relating to our ability to:

●	maintain and enhance the recognition and reputation of our operating subsidiaries;

●	compete effectively;

●	manage our growth and execute our strategies effectively;

●	offer services at attractive prices to meet customer needs and preferences;

●	manage and expand our relationships with suppliers and third-party service providers; and

●	secure and retain the services of qualified personnel.

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

We rely on our third-party healthcare service providers to provide services to our customers under cooperation arrangements with us. We require and expect these third-party healthcare service providers to possess the licenses and qualifications that are required for their operations and to adhere to certain performance standards both in terms of customer service and the quality of the medical care that they provide. We generally do not have control over the quality of service or medical care that these third-parties provide. They may not at all times possess the permits or qualifications required by laws and regulations or may fail to meet other regulatory requirements for their operations. In addition, they may engage in conduct which our customers find unacceptable, including providing poor service, mishandling sensitive personal healthcare information or committing medical malpractice.

Operating Licenses

Our products and services are subject to regulation by governmental agencies in the PRC and Inner Mongolia Province. Business and company registrations are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses. Our licenses include:

●	Longduoduo Health Technology’s operating license enables it to undertake medical information consulting services, corporate management consulting, health management consulting services and so on. The registration number is 91150104MA0QTDXG5T, which is valid from August 20, 2020, and expires on August 19, 2050.

●	Qingguo’s operating license enables it to undertake sales of food, health management consulting services, and medical information consulting services. The registration number is 91150104MA13Q5X152, which is valid from June 18, 2020, with no expiration date.

●	Rongbin’s operating license enables it to undertake medical information consulting services, corporate management consulting, and health management consulting services. The registration number is 91150207MA13UKC301, which is valid from March 18, 2021, and expires on March 17, 2051.

●	Chengheng’s operating license enables it to undertake medical information consulting services, corporate management consulting, and health management consulting services. The registration number is 91150602MA7YN4JE2Q, which is valid from April 09, 2021, and expires on April 08, 2051.

●	Tianju’s operating license enables it to undertake sales of class I medical equipment, pre-packaged food, hygiene products, cosmetics, and disinfection products; health management consulting services; medical information consulting services; software development; biotechnology promotion services; beauty services (excluding medical beauty), technical services, and technology Consultation; leasing of medical equipment. The registration number is 91150902MA7YPWL408, which is valid from July 5, 2021 to July 4, 2051.

The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as Longduoduo Health Technology, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us or could revoke our authority to carry on business. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible.

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

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. The Company accrued $523,207 and $10,246 of PRC income tax for the years ended June 30, 2024 and 2023.

Employees

The Company has 49 full-time employees. Of those 49, Qingguo has 10 full-time employees, Rongbin has 12 full-time employees, Chengheng has 7 full-time employees, Tianju has 4 full-time employees and Longduoduo Health Technology has 16 full-time employees.

The Company’s employees include 10 with management responsibilities, 20 with administrative and operations responsibilities, and 19 responsible for customer services.

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

Risks Related to Our Business

95% of our revenue during the year ended June 30, 2024 came from a single source: Inner Mongolia Honghai Health Management Co., Ltd. Termination of our relationship with Honghai would likely have serious adverse effects on our financial results.

In June 2023 each of our operating subsidiaries entered into identical Sales Agency Agreements with Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”), pursuant to which our operating subsidiaries serve as sales agents for services provided by Honghai and receive commissions on the sales they initiate. During the year ended June 30, 2024, commissions from sales on behalf of Honghai represented over 95% of our Company’s revenues, while revenues from principal sales, our focus before engaging with Honghai, fell by almost 82%.

The Sales Agency Agreements terminate in June 2026, and there is no certainty that our relationship with Honghai will continue past that date In addition, any number of factors could interfere with our relationship with Honghai: adverse events in Honghai’s business could make our sales efforts unprofitable; Honghai could decide to engage competitive or replacement sales agents; licensing problems or adverse government regulation could interfere with Honghai’s business or our ability to market Honghai’s services. In the event that any of these risks was realized, our financial results could be significantly less profitable unless and until we were able to replace Honghai as the primary source of our revenue.

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

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers, Xu Huibo, our President and Chairman of the Board of Director, Zhou Hongxiao, Chief Executive Officer (CEO), Secretary and director, and our Chief Financial Officer, Kang Liping. They are developing our business, which will depend on our ability to identify and retain competent employees with the skills required to execute our business objectives. The loss of the services of any of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our products and services, which could adversely affect our financial results and impair our growth.

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

The operations of our subsidiaries in China, as well as our financial operations in the U.S. to the extent that they affect our subsidiaries in China, will be subject to a high level of control by the national and provincial bureaucracies in the PRC. Exercise by government authorities of that control could significantly interfere with our ability to conduct our operations in the best interests of our company and its shareholders, which could cause the value of our common stock to decline and limit or prevent our efforts to finance the operations of Longduoduo Health Technology.

The government of the PRC is highly bureaucratized, as are the provincial governments in China. Whereas the authority of agencies in the U.S. government is restricted to a stated mandate by principles and regulations of administrative law, agencies of the PRC government have broad authority to impose and administer regulations, and to collect information, as they deem in the best interests of the nation. As a result, our Company’s Board of Directors may find its ability to develop and implement a business plan constrained by the regulatory activities of government agencies in the PRC, which are able to exert substantial and wide-ranging control over our Company’s operations, both those of Longduoduo Health Technology, our principal Chinese subsidiary, and the financial operations of Longduoduo.

The PRC agencies that will exercise have significant control over our Company’s operations include:

●	China Securities Regulatory Commission (“CSRC”), which since March 2023 has imposed extensive reporting requirements and other regulations on companies structured as ours: offshore holding companies with operations based in China. The CSRC now requires that such companies obtain pre-approval of offshore securities listings and offshore securities offerings, and the CSRC, in reviewing such filings, has broad discretion to limit or prevent offshore financing activities that CSRC believes put the interests of China at risk, including risks attendant to indirect offshore investment in companies that control significant data, personal or otherwise, and companies involved in a wide range of industries that CSRC deems essential to the PRC.

●	State Administration of Foreign Exchange (“SAFE”), which governs inflows and outflows of capital with respect to the PRC, and has broad authority to regulate or restrict, by registration requirements or prohibitions, cross-border transactions and currency exchange as needed to protect the interests of the PRC.

●	Cyberspace Administration of China (“CAC”), which has broad authority to regulate conduct within the PRC and offshore as it relates to cyberspace activities touching on the PRC. Among the proposed regulations under review by the CAC are a requirement that China-based enterprises holding significant user data be required to undergo review and approval by CAC before soliciting offshore investment.

●	Ministry of Commerce (“MOFCOM”), which has broad regulatory authority over commercial activity in the PRC, with particular focus on foreign-invested commercial activity. Among MOFCOM’s activities is reviewing offshore investments in Chinese enterprises to assure the capital is used for purposes that fall within the pre-approved business plan of the Chinese recipient.

Investors considering investment in Longduoduo, therefore, should understand that the control of our Board of Directors over the plans and operations of our Company will be subject to the extensive control that the government of China may exercise over both Longduoduo Health Technology, our principal Chinese subsidiary, and the activities of its U.S. parent company as they involve Longduoduo Health Technology. Our Board may find, at times, that actions it considers in the best interests of our Company and its shareholders are restricted or prevented by policies of one or more Chinese government agencies. These restrictions, in turn, may make our public securities less valuable and interfere with our efforts to raise capital for the operations of Longduoduo Health Technology.

The government of China will make a direct intervention into the operations of a China-based company and take control of its operations or significantly restrict its operations if the government believes such action is in the best interests of the Chinese nation.

The Chinese government may intervene or influence our operations at any time, or may exert control over operations of our business, which could result in a material change in our operations and/or the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. The government of the PRC is not bound by principles of substantive due process similar to those binding on the U.S. government. Therefore, the government of the PRC considers itself charged with unrestricted responsibility for the well-being of its nation, and will intervene in the economy of the PRC in general or in the affairs of an individual enterprise within the PRC, as it deems appropriate to protect the well-being of the PRC. Such intervention can take the form of restrictions on the operations of the enterprise, denial of approvals required under Chinese law to conduct the business of the enterprise, influence exerted on the appointment of management, and has in some cases involved government seizure of the assets of an enterprise. A U.S. investor in Longduoduo will be at risk of an intervention by the PRC government in the Chinese medical services business in general or the business of Longduoduo Health Technology in particular, as well as the risk that the PRC government will impose new restrictions on the ability of Longduoduo to fund the operations of Longduoduo Health Technology, such as restrictions on the use of offshore sources to fund the operations of Longduoduo Health Technology. Any such intervention by the PRC government in the operations of Longduoduo Health Technology could undermine our business plan and cause the value of an investment in Longduoduo to significantly decline or become worthless.

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

Because our principal assets are located outside of the United States and because all of our directors and all our officers reside in China, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers or to enforce judgments of United States courts against us or them in the PRC.

Our Company conducts substantially all of its operations in China, and substantially all of the assets reflected on our balance sheet are located in China. In addition, all members of our board of directors and all of our senior executive officers reside within China and are PRC nationals. As a result, it may be difficult for our shareholders to effect service of process upon those persons inside China. In addition, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Therefore, recognition and enforcement in China of judgments of a court in the United States in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of a mutual and practical cooperation mechanism.

The recent joint statement by the SEC and PCAOB and the Holding Foreign Companies Accountable Act calls for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Furthermore, in 2023, the U.S. Congress passed, and the President signed, the Accelerating Holding Foreign Companies Accountable Act, which amended the HFCA Act and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years (instead of three mandated in the HFCAA). These developments could add uncertainties to our business operations.

Pursuant to the Holding Foreign Companies Accountable Act (“HFCAA”), as adopted by the United States Congress in 2020, the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in the PRC because of a position taken by one or more authorities in mainland China. Under the HFCAA (as amended by the Consolidated Appropriations Act – 2023), an issuer’s securities may be prohibited from trading on a U.S. stock exchange or facility if its auditor is not inspected by the PCAOB for two consecutive years (reduced by Congress in 2023 from three consecutive years in the original HFCAA).

On August 26, 2022, the China Securities Regulatory Commission (“CSRC”), the Ministry of Finance of China, and the PCAOB signed a protocol governing inspections and investigations of audit firms based in China and Hong Kong. On December 15, 2022, the PCAOB issued a new Determination Report which: (1) vacated the December 16, 2021 Determination Report; and (2) concluded that the PCAOB had been able to conduct inspections and investigations completely in the PRC in 2022. The December 15, 2022 Determination Report cautions, however, that authorities in the PRC might take positions at any time that would prevent the PCAOB from continuing to inspect or investigate completely. As required by the HFCAA, if in the future the PCAOB determines it no longer can inspect or investigate completely because of a position taken by an authority in the PRC, the PCAOB will act expeditiously to consider whether it should issue a new determination. If the PCAOB is not able to fully conduct inspections of our auditor’s work papers in the PRC, our securities may be prohibited from trading on a U.S. stock exchange or facility if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in our common stock being barred from listing in the United States, which would likely prevent our shareholders from being able to sell their shares until the bar was lifted.

Longduoduo recently engaged Bush & Associates CPA LLC as its independent auditor, replacing Michael T. Studer CPA P.C. in that role. Bush & Associates is headquartered in the State of Nevada, and Michael T. Studer CPA P.C. is headquartered in the State of New York. The PCAOB is able to, and does, fully conduct inspections of our auditor’s work papers. There remains a risk, however, that the government of the PRC might in the future impose restrictions on the communication of information to auditors or by auditors of issuers whose operations are located within the PRC, in such a way that investors in the securities of such issuers do not receive the full benefit of the audits. In that situation, it could occur that the SEC would bar trading platforms subject to U.S. jurisdiction from listing Longduoduo’s securities for trading. Such an occurrence would be likely to cause the value of Longduoduo’s securities to diminish significantly.

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

On July 10, 2021, the Cyberspace Administration of China (“CAC”) issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that, under the proposed rules, companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect us and the quotation of our securities on the OTC Markets. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, quotation of our securities on the OTC Markets may be prohibited and we may be subject to fines and penalties.

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

We will require the approval of the CSRS before our common stock may become listed on the OTCQB, Nasdaq or any U.S. securities exchange. If we are unable to obtain CSRC’s approval, our ability to raise capital will be limited, which would likely limit the growth of our company.

We intend to fund the growth of our business in large part by raising capital in Longduoduo through its sale of securities outside of the PRC. The capital markets in the U.S. that we might access for financing will depend in large part on our ability to secure a listing on Nasdaq, OTCQX or one of the registered securities exchanges. The Trial Administrative Measures adopted on March 31, 2023 require that at the time we apply to an exchange (which for this purpose will include Nasdaq, OTCQB or OTCQX), we must file an extensive application with the CSRC and await approval by CSRC of the listing. The CSRC has indicated an intent to use these applications in order to protect the PRC from foreign control of (or significant influence over) important Chinese businesses. We cannot determine what criteria the CSRC will apply for this purpose. The regulations, therefore, create for our investors a risk that our efforts to finance Longduoduo Health Technology by selling Longduoduo securities abroad will be restricted, delayed or eliminated by CSRC’s implementation of the listing requirements in the Trial Administrative Measures. That risk, if realized, could prevent us from expanding Longduoduo Health Technology’s business, which could reduce or eliminate the value of Longduoduo common stock.

If Longduoduo common stock becomes listed on the OTCQB or an exchange, we will be required to obtain the approval of the PRC government for a business combination, the issuance of our common stock, or maintaining our status as a publicly listed company outside China.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”), which took effect on March 31, 2023. On the same date, the CSRC published on CSRC’s official website Supporting Guidance Rules No. 1 through No. 5, Notes on the Trial Administrative Measures, Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and relevant CSRC Answers to Reporter Questions or, collectively, the “Guidance Rules and Notice.” The Trial Administrative Measures, together with the Guidance Rules and Notice, mandate that issuers whose principal business activities occur in the PRC must, within three business days after filing with the offshore regulator an application for an offshore offering or listing of securities on an exchange, submit to CSRC an application for review. The Trial Administrative Measures apply to overseas securities offerings and/or listings conducted by companies incorporated in the PRC, PRC domestic companies, and companies incorporated overseas with operations primarily in the PRC, indirect offerings. The Trial Administrative Measures require (1) the filing of the overseas offering and listing plan by the PRC domestic companies with the CSRC under certain conditions, (2) the filing by the underwriter with the CSRC under certain conditions and (3) the submission of an annual report to the CSRC within the required timeline. The Trial Administrative Measures include: (1) criteria to determine whether an issuer will be required to go through the filing procedures under the Trial Administrative Measures; (2) exemptions from immediate filing requirements for issuers that have already been listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Administrative Measures; (3) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to file with the CSRC after it completes subsequent offerings and to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their relevant shareholders for failure to comply with the Trial Administrative Measures, including failure to comply with filing obligations or committing fraud and misrepresentation. Fines of up to 10 million RMB (approximately US$1.4 million) for non-compliance are authorized.

Longduoduo plans to apply for listing on the OTCQB or Nasdaq as soon as we are eligible; if accepted, we would then be subject to the requirements of the Trial Administrative Measures with respect to any future securities offerings made outside of China. As the Trial Administrative Measures are newly issued, there remain uncertainties regarding its interpretation and implementation. Therefore, we cannot assure you that we will be able to complete the filings for our future offerings and fully comply with the relevant new rules on a timely basis, if at all. In addition, we face uncertainty regarding the criteria that CSRS will apply when reviewing filings for approval, and cannot assure that the process will not cause a substantial reduction in our ability to raise capital in the U.S.

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

One shareholder, Zhang Liang, owns, in aggregate, common stock representing 51.30% of the outstanding shares of our common stock. While he continues to hold the majority of the voting power in our Company, he will have effective control over the Company. In particular, he will have the ability to:

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

Office Leases

On August 31, 2023, Qingguo leased office space (approximately 482 square meters) under an operating lease agreement with Inner Mongolia Chuangfuhui Enterprise Management Co., Ltd. Under the terms of the agreement, Qingguo is committed to make lease payments of approximately $30,510 (RMB 220,000) for the period between September 10, 2023 and September 10, 2024.

On June 1, 2024, Chengheng leased an office space (approximately 451 square meters) under an operating lease agreement from Ding Jun. Under the terms of the agreement, Chengheng is committed to make lease payments of approximately $2,774 (RMB20,000) for the period between June 1, 2024 and May 31, 2025.

On March 10 of 2024, Longduoduo Health Technology leased office space (approximately 150 square meters) under an operating lease agreement with Liu Libao. Under the terms of the agreement, Longduoduo Health Technology is committed to make lease payments of approximately $4,160 (RMB30,000) for the period between March 10, 2024 and March 10, 2025.

On April 1 of 2024, Tianju leased office space (approximately 595 square meters) under an operating lease agreement with Han Ruijun. Under the terms of the agreement, Tianju is committed to make lease payments of approximately $19,000 (RMB137,000) annually for the period between April 1, 2024 and March 31, 2027.

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

Holders of Securities

As of the date of filing of this report, we had 50 shareholders of record and 30,005,016 outstanding shares of common stock, par value $0.001.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not have any unregistered sales of equity securities during the fourth quarter of the fiscal year ended June 30, 2024.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal quarter ended June 30, 2024.

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

Results of Operations for the Years Ended June 30, 2024 and 2023

The following table shows key components of the results of operations during the years ended June 30, 2024 and 2023:

	For the Years Ended June 30,		Change
	2024	2023	$	%
Total revenue	$7,389,842	$3,818,560	$3,571,282	94%
Cost of revenue	173,349	591,885	(418,536)	(71)%
Gross Profit	7,216,493	3,226,675	3,989,818	124%

Total operating expenses	5,190,352	3,197,437	1,992,915	62%
Income from operations	2,026,141	29,238	1,996,903	6,830%
Other income (expense)	(139,656)	2,093	(141,749)	(6,773)%
Income before income taxes	1,886,485	31,331	1,855,154	5,921%
Income taxes	523,207	10,246	512,961	5,006%
Net income	1,363,278	21,085	1,342,193	6,366%

During the year ended June 30, 2024, our total revenue was $7,389,842, of which $327,599 was attributable to the sale of healthcare services, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $7,062,243 of revenue was attributable to commissions earned by the Company from its service as sales agent for Honghai. In June of 2023, the Company began to engage in the sales agent business and focused on the sales of preventive healthcare solutions administered by Honghai, with whom we have a Sales Agency Agreement. As of June 30, 2024, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, which include four of the largest cities in Inner Mongolia, China.

Cost of revenue relates solely to our service revenue, and mainly consists of our payments to the third-party healthcare service providers who perform healthcare services for our customers. During the year ended June 30, 2024, our cost of revenue was $173,349, with the result that our gross profit from service revenue was $154,250 (a gross margin of 47%). By comparison, our gross profit from service revenue for the year ended June 30, 2023 was $1,208,046, representing 67% of service revenue for that year.

When our net service revenue in fiscal year 2024 was combined with commission revenue (for which there is no cost of revenue), we achieved gross profit of $7,216,493. However, we realized only $2,026,141 in income from operations for the year ended June 30, 2024 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Our operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses in fiscal year 2024 increased by $1,992,915, primarily attributable to:

●	$3,338,737 in advertising and promotion expenses incurred in the year ended June 30, 2024, compared to $1,464,450 recorded in the year ended June 30, 2023. The increase was primarily attributable to the growth in revenue, which we intend to roll over into expanded advertising and promotion expense for the purpose of achieving a broader market.

●	$172,337 in professional fees in the year ended June 30, 2024, compared to $142,447 in recorded in the year ended June 30, 2023. In both cases, the expense was primarily related to the costs incurred by the Company to establish and sustain its status as an SEC-reporting company in the United States.

●	$642,094 in salaries and benefits expenses in the year ended June 30, 2024, compared to $756,913 in the year ended June 30, 2023. The decrease in our labor costs was primarily caused by the company decreasing the number of employees due to adjustments in its operational policies.

●	$878,968 in office expenses in the year ended June 30, 2024, compared to $701,862 in the year ended June 30, 2023. The increase was mainly attributable to the growth in revenue, which required additional administrative services.

Our net income for the year ended June 30, 2024 was $1,363,278, compared to a net income of $21,085 in the year ended June 30, 2023.

Each of the four subsidiaries of Longduoduo Health Technology has a minority shareholder holding from 10% of its equity (Qingguo) to 49% of its equity (Tianju). For that reason, we allocate to non-controlling interests the portion of net income corresponding to the minority interest. After that allocation of $107,830, the net income attributable to common stockholders for the year ended June 30, 2024 was $1,255,448 (i.e. $0.042 per share). By comparison, for the year ended June 30, 2023 we recorded a net loss attributable to common stockholders of ($39,089).

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the years ended June 30, 2024 and 2023, foreign currency translation adjustments of $(11,772) and $46,099, respectively, have been reported as other comprehensive income in the consolidated statement of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of June 30, 2024, the Company had $1,404,042 in cash and cash equivalents. On the same date, we had a working capital of only $395,609, primarily because we had received $713,360 from customers as prepayment for future services and products but used the majority of the deposited sum to pay ongoing expenses and so had only $124,427 in prepayments on our June 30, 2024 balance sheet. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

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

Cash Flows

The following table summarizes our cash flows for the years ended June 30, 2024 and 2023.

	For the Years Ended June 30,		Change
	2024	2023	$
Net cash provided by operating activities	$582,282	$965,337	$(383,055)
Net cash used in investing activities	(305,495)	(125,880)	(179,615)
Net cash provided by (used in) financing activities	-	(143,333)	143,333
Effect of exchange rate fluctuation on cash and cash equivalents	(9,307)	83,766	(93,073)
Net increase in cash and cash equivalents	267,480	779,890	(512,410)
Cash and cash equivalents, beginning of year	1,136,562	356,672	779,890
Cash and cash equivalents, end of year	$1,404,042	$1,136,562	$267,480

Net Cash Provided by Operating Activities

For the year ended June 30, 2024, we had cash provided by operating activities of $582,282, compared to $965,337 for the year ended June 30, 2023. Cash provided by operations during the year ended June 30, 2024 was primarily due to recording net income of $1,363,278 and receiving $126,980 in deposits by customers for future services, from which we used $689,296 to reduce accounts payable and $100,092 to pay off loans made to us by related parties.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended June 30, 2024 was $305,495, compared to $125,880 for the year ended June 30, 2023. The cash was used for the purchase of fixed assets and office decoration.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the year ended June 30, 2024 was $0 compared to $143,333 in cash used in financing activities during the year ended June 30, 2023, which represented the sum we repaid on a short-term loan.

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

In our preparation of the financial statements for the year ended June 30, 2024, there was no estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Longduoduo Co. Ltd.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Longduoduo Co. Ltd. (the “Company”) as of June 30, 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

CRITICAL AUDIT MATTERS

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

October 15, 2024

PCAOB ID Number 6797

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2024	2023

Assets
Current Assets:
Cash and cash equivalents	$1,404,042	$1,136,562
Other receivables	131,376	107,042
Prepayments	124,427	68,341
Inventories	-	820
Total current assets	1,659,845	1,312,765
Property and equipment, net	353,486	152,719
Intangible asset, net	-	3,828
Right-of-use assets	50,070	13,470
Total assets	$2,063,401	$1,482,782

Liabilities and Equity (Deficit)
Current Liabilities:
Accounts payable	$358,613	$1,044,247
Deferred revenue	713,360	588,335
Accrued expenses	50,107	90,858
Due to related parties	2,233	104,611
Security deposits	-	54,992
Other payables	35,660	84,015
Operating lease liabilities, current	17,618	6,579
Other current liabilities	86,645	72,909
Total current liabilities	1,264,236	2,046,546
Operating lease liabilities, less current portion	18,314	6,891
Total liabilities	1,282,550	2,053,437

Equity (Deficit):
Preferred stock; $0.001 par value, 30,000,000 shares authorized,no shares issued and outstanding at June 30, 2024 and 2023	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 30,005,016 and 30,000,008 shares issued and outstanding at June 30, 2024 and 2023, respectively	30,005	30,005
Additional paid-in capital	7,246,729	7,246,729
Accumulated deficit	(6,629,632)	(7,885,080)
Accumulated other comprehensive income	55,413	66,389
Total stockholders’ equity (deficit)	702,515	(541,957)
Non-controlling interests	78,336	(28,698)
Total stockholders’ equity (deficit) attributable to the common stockholders	780,851	(570,655)
Total liabilities and equity (deficit)	$2,063,401	$1,482,782

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2024	2023

Revenues:
Service revenue	$327,599	$1,799,901
Product revenue	-	8,614
Commission revenue	7,062,243	2,010,045
Total revenues	7,389,842	3,818,560
Cost of revenue:
Cost of service revenue	173,349	591,574
Cost of product revenue	-	311
Total cost of revenues	173,349	591,885
Gross profit	7,216,493	3,226,675

Selling, general and administrative expenses	5,190,352	3,197,437
Income from operations	2,026,141	29,238
Other income (expense)	(139,656)	2,093
Income before provision for income taxes	1,886,485	31,331
Provision for income taxes	523,207	10,246
Net income	1,363,278	21,085
Less: net income attributable to non-controlling interests	107,830	60,174
Net income (loss) attributable to common stockholders	$1,255,448	$(39,089)

Comprehensive income:
Net income	$1,363,278	$21,085
Foreign currency translation adjustment	(11,772)	46,099
Comprehensive income	1,351,506	67,184
Less: comprehensive income attributable to non-controlling interests	107,034	64,855
Comprehensive income attributable to the common stockholders	$1,244,472	$2,329

Basic and diluted income(loss) per share	$0.042	$(0.001)
Weighted average number of shares outstanding - basic and diluted	30,005,016	30,001,806

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE YEARS EDNED JUNE 30, 2024 AND JUNE 30, 2023

	Common stock		Additional		Accumulated Other	Total Stockholder’	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance at June 30, 2022	30,000,008	$30,000	$6,862,234	$(7,845,991)	$24,971	$(928,786)	$(93,553)	$(1,022,339)
Stock-based compensation	5,000	5	384,495	-	-	384,500	-	384,500
Net loss	-	-	-	(39,089)	-	(39,089)	60,174	21,085
Foreign currency translation adjustment	-	-	-	-	41,418	41,418	4,681	46,099
Balance at June 30, 2023	30,005,008	$30,005	$7,246,729	$(7,885,080)	$66,389	$(541,957)	$(28,698)	$(570,655)
Adjustment for the reverse stock split	8			-	-		-
Net income	-	-	-	1,255,448	-	1,255,448	107,830	1,363,278
Foreign currency translation adjustment	-	-	-	-	(10,976)	(10,976)	(796)	(11,772)
Balance at June 30, 2024	30,005,016	$30,005	$7,246,729	$(6,629,632)	$55,413	$702,515	$78,336	$780,851

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$1,363,278	$21,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	102,032	67,738
Loss on disposal of fixed assets	10,070	-
Operating lease expense	58,790	64,604
Stock compensation expense	-	384,500
Changes in operating assets and liabilities:
Other receivables	(24,702)	(78,477)
Prepayments	(114,643)	(43,997)
Inventories	830	1,826
Due from related parties	(5,016)	(56,663)
Accounts payable	(689,296)	1,050,336
Deferred revenue	126,980	(145,760)
Accrued expenses	(40,922)	(32,595)
Due to related parties	(100,902)	77,564
Security deposits	(54,992)	(274,188)
Other payables	(48,940)	(122,792)
Payment of operating lease liabilities	(14,250)	(21,575)
Other current liabilities	13,965	73,731
Net cash provided by operating activities	582,282	965,337

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(305,495)	(120,127)
Purchase of intangible asset	-	(5,753)
Net cash used in investing activities	(305,495)	(125,880)

Cash Flows from Financing Activities
Proceeds from short-term borrowing from third party	-	(143,333)
Net cash (used in) Financing Activities	-	(143,333)

Effect of exchange rate fluctuation on cash and cash equivalents	(9,307)	83,766
Net increase in cash and cash equivalents	267,480	779,890

Cash and cash equivalents, beginning of year	1,136,562	356,672
Cash and cash equivalents, end of year	$1,404,042	$1,136,562

Supplemental Non-Cash Investing and Financing Activities
Share issuance for lease payment	$-	$-
Share issuance in exchange for equipment	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income taxes	$523,207	$10,246
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Longduoduo Company Limited (“Longduoduo”, together as a group with Longduoduo’s subsidiaries referred to as the “Company” or “we”) was incorporated in the State of Nevada on October 25, 2021. Acting in a principal capacity, the Company provides customers comprehensive and high-quality preventive healthcare solutions including a wide range of preventive healthcare services, including disease screening healthcare treatment, healthcare products and other services through a network of third-party healthcare service providers. In June 2023, the Company began to engage in agent sales of preventive healthcare solutions on behalf of a third-party provider and earn commissions revenue.

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

FOR THE YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2023, the Company had cash of $1,136,562, negative working capital of $733,781, and a stockholders’ deficit of $570,655. For the year ended June 30, 2023, the Company had net income of $21,085. The Company’s independent auditor included a going concern emphasis paragraph in its audit report for the years ended June 30, 2023 and June 30, 2022.

Commencing in the last quarter of the fiscal year ended June 30, 2023, the Company changed its business plan to focus on resale of health care services offered by its contractor. At June 30, 2024, the Company had cash of $1,404,042, working capital of $395,609, and stockholders’ equity of $780,851. For the years ended June 30, 2024, the Company had net income of $1,363,278. Although we cannot guarantee that we will continue to achieve profits in our operations, the initial results of the change in our business plan have reduced our doubts concerning the ability of the Company to continue as a going concern.

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

Longduoduo’s subsidiaries as of June 30, 2024 are listed as follows:

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

FOR THE YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

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

The exchange rates used for foreign currency translation are as follows:

For the Years Ended June 30,
		2024	2023
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.2675/7.8081	7.2556/7.8361
Revenue and expenses	period weighted average	7.2107/7.8190	6.9526/7.8370

F. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$69,000). As of June 30, 2024 and 2023, the Company had $826,853 and $606,483 cash in excess of the insured amount, respectively.

For each of the years ended June 30, 2024 and 2023, one customer accounted for 99.9% of commission revenue.

For the years ended June 30, 2024 and 2023, the Company had three major suppliers that accounted for over 10% of its total cost of revenue.

	Year ended June 30, 2024		Year ended June 30, 2023
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue

Supplier A	$57,358	33%	$263,812	45%
Supplier B	31,216	18%	90,380	15%
Supplier C	63,663	37%	120,646	20%

G. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of June 30, 2024 and 2023.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

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

There were no transfers between level 1, level 2 or level 3 measurements for the years ended June 30, 2024 and 2023.

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, other receivables, accounts payable, accrued expenses, due to related parties, loan from third party, security deposits and other payables. As of June 30, 2024 and 2023, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

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

Service Revenue

The Company sells healthcare service packages to customers, which represent the rights to services purchased by the Company. The delivery of a healthcare service package to a customer represents a separate performance obligation. The Company’s policy is to recognize service revenue at that time when the healthcare service package has been sold, ownership and risk of loss have been transferred to the customer, and the service has been provided. Accordingly, revenue is recognized at the point in time when the service is provided. Service revenue is recognized when the healthcare service package has been delivered to the customer and there are no remaining performance obligations.

Management regularly reviews the sales returns and allowances based on historical experience. Any subsequent sales returns and cancellations are recognized upon notification from the customers. The liability for sales returns and allowances relating to the sale of healthcare service packages amounted to $923 and $15,406 as of June 30, 2024 and June 30, 2023, respectively. Management’s provision for sales returns and allowances was 1.13% and 1.85%, respectively, of the total service revenue for the years ended June 30, 2024 and 2023.

For a brief period during the year ended June 30, 2023, the Company also sold healthcare products in packages with healthcare services. Product revenue resulted from the sale of healthcare and nutritional products, including Collagen peptide, Calcium tablets and other products. The Company recognized revenue when the product had been delivered and ownership and risk of loss had been transferred to the customer. The Company accepts returns provided the products are well packaged and can be resold. Management regularly reviews the sales returns and allowances based on historical experience. The liability for sales returns and allowances relating to the sale of healthcare products amounted to $0 and $229 as of June 30, 2024 and June 30, 2023, respectively. Management’s provision for sales returns and allowances was 0% and 1.26%, respectively, of the total product revenue for the year ended June 30, 2024 and 2023. The Company terminated its sales of healthcare products during the year ended June 30, 2023.

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

FOR THE YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

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

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of June 30, 2024 and 2023, the Company was not party to any contract to issue shares.

O. Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of operations and cash flows.

NOTE 3. PREPAYMENTS

Prepayments primarily include prepaid expenses, equipment, leasing and products in advance to suppliers. As of June 30, 2024 and 2023, prepayments and deferred expenses were $124,427 and $68,341, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

NOTE 4. PROPERTY AND EQUIPMENT

At June 30, 2024 and 2023, property and equipment, at cost, consisted of:

	June 30,	June 30,
	2024	2023

Office equipment and furniture	$461,562	$204,645
Leasehold improvement	40,506	72,026
Total	502,068	276,671
Accumulated depreciation	148,582	123,952
Total property and equipment, net	$353,486	$152,719

The Company recorded depreciation expense of $102,032 for the year ended June 30, 2024, of which $92,492 was recorded as operating expense and $9,540 was recorded as cost of revenue.

The Company recorded depreciation expense of $67,738 for the year ended June 30, 2023, of which $59,745 was recorded as operating expense and $7,993 was recorded as cost of revenue.

NOTE 5. RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties consists of the following:

Name of related party	June 30, 2024	June 30, 2023
Zhang Liang	$2,233	$69,419
Zhou Hongxiao	-	35,192
Total	$2,233	$104,611

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

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. The Company accrued $523,207 and $10,246 of PRC income tax for the year ended June 30, 2024 and 2023.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

A summary of income (loss) before income taxes for domestic and foreign locations for the years ended June 30, 2024 and 2023 is as follows:

	For the year ended June 30,
	2024	2023
United States	$(200,515)	$(586,688)
Foreign	2,087,000	618,019
Total Income before income taxes	$1,886,485	$31,331

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the year ended
	June 30,	June 30,
	2024	2023
Income tax (benefit) at USA statutory rate	(21)%	(21)%
U.S. valuation allowance	21%	21%
Income tax (benefit) at USA effective rate	(0)%	(0)%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the year ended June 30,
	2024	2023
Income tax (benefit) at PRC statutory rate	25%	(25)%
Utilization of net operating loss carry forward	(1)%	(23)%
PRC valuation allowance	1%	-
Income tax (benefit) at PRC effective rate	25%	2%

The Company did not recognize deferred tax assets since it is not more likely than not that it will realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Longduoduo Health Technology and subsidiaries in China.

As of June 30, 2024, Longduoduo Health Technology and its subsidiaries have total net operating loss carry forwards of approximately $430,356 in the PRC that expire through 2029. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $9,696 and $87,494 related to its operations in the PRC as of June 30, 2024 and 2023, respectively. The PRC valuation allowance has decreased by $77,798 and decreased by $151,427 for the years ended June 30, 2024 and 2023, respectively.

The Company has incurred losses from its United States operations during the year ended June 30, 2024 of approximately $200,515. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $199,817 and $171,327 against the deferred tax assets related to the Company’s United States operations as of June 30, 2024 and 2023, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $28,490 and $123,204 for the years ended June 30, 2024, and 2023, respectively.

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

NOTE 7. LEASES

On August 31, 2023, Qingguo leased office space (approximately 482 square meters) under an operating lease agreement with Inner Mongolia Chuangfuhui Enterprise Management Co., Ltd. Under the terms of the agreement, Qingguo is committed to make lease payments of approximately $30,510 (RMB 220,000) for the period between September 10, 2023 and September 10, 2024.

On June 1, 2024, Chengheng leased an office space (approximately 451 square meters) under an operating lease agreement from Ding Jun. Under the terms of the agreement, Chengheng is committed to make lease payments of approximately $2,774 (RMB20,000)for the period between June 1, 2024 and May 31, 2025.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

On March 10 of 2024, Longduoduo Health Technology leased office space (approximately 150 square meters) under an operating lease agreement with Liu Libao. Under the terms of the agreement, Longduoduo Health Technology is committed to make lease payments of approximately $4,160 (RMB30,000) for the period between March 10, 2024 and March 10, 2025.

On April 1 of 2024, Tianju leased office space (approximately 595 square meters) under an operating lease agreement with Han Ruijun. Under the terms of the agreement, Tianju is committed to make lease payments of approximately $19,000 (RMB137,000) annually for the period between April 1, 2024 and March 31, 2027.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed to by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $65,724 and $73,147 for the years ended June 30, 2024 and 2023, respectively.

Balance sheet information related to the Company’s leases is presented below:

	June 30, 2024	June 30, 2023
Assets
Operating lease right of use assets	$50,070	$13,470
Liabilities
Operating lease liabilities – current	$17,618	$6,579
Operating lease liabilities – non-current	18,314	6,891
Total Operating lease liabilities	$35,932	$13,470

Other information related to leases is presented below:

	For the year ended June 30,
	2024	2023
Cash Paid for Amounts Included in Measurement of Liabilities:
Operating cash flows used in operating leases	$14,250	$21,575
Weighted Average Remaining Lease Term:
Operating leases	2.75 years	2 years
Weighted Average Discount Rate
Operating leases	3.95%	4.75%

As most of the Company’s leases do not provide an implicit rate, the Company uses 1-5 years borrowing rate from bank of 3.95% and 4.75% based on the information available at commencement date in determining the present value of lease payments.

Maturities of lease liabilities are as follows:

For the year ending June 30:
2025	$18,851
2026	18,851
Total lease payments	37,702
Less: imputed interest	(1,770)
Total lease liabilities	$35,932

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

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

The Company was not subject to any material loss contingency as of June 30, 2024 and 2023.

NOTE 9. STOCKHOLDERS’ EQUITY

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

FOR THE YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

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

	For the year ended June 30,
	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$1,255,448	$(39,089)
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,005,016	30,001,806
Net income (loss) per share:
Basic and diluted	$0.042	$(0.001)

NOTE 11. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. The Company holds 90%, 80%, 80% and 51% interest of Qingguo, Chengheng, Rongbin and Tianju as of June 30, 2024, respectively.

As of June 30, 2024 and 2023, the non-controlling interests in the consolidated balance sheet was $78,336 and ($28,698), respectively.

For year ended June 30, 2024, the comprehensive income attributable to common stockholders and non-controlling interests were $1,244,472 and $107,034, respectively.

For year ended June 30, 2023, the comprehensive income attributable to common stockholders and non-controlling interests were $2,329 and $64,855, respectively.

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2024 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2024. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2024 for the purposes described in this paragraph.

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

As of June 30, 2024, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the four material weaknesses identified above under the heading “Evaluation of Disclosure Controls and Procedures.”

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the quarter ended June 30, 2024 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name and Address*	Age	Position/Title
Xu Huibo	42	President and Chairman of the Board
Zhou Hongxiao	48	Chief Executive Officer and Director
Wu Binbin	36	Director
Shan Bo	42	Director
Ma Jiayang	29	Director
Kang Liping	41	Chief Financial Officer

*	The business address for all directors and officers is G3-5-8016, Shui’an Town, Ruyi Headquarte, Hohhot Economic Development District, Hohhot, Inner Mongolia, China 010000.

Xu Huibo, President and Chairman of the Board

Xu Huibo has been engaged in developing business strategies and assisting in their implementation for the past decade. Since 2022, Xu Huibo has been employed as Chairman and President of Jinrong Holdings (Hainan) Group Co., Ltd., where he was responsible for directing that company’s overall business strategy and operations. Jinrong Holdings operates a number of hospitals, primarily focused on the prevention of cardiovascular diseases. From 1917 to 2022 Xu Huibo served as Chairman of Fengqi Technology Co., Ltd., which provided business consulting services to the biotechnology and health management industries. Xu Huibo provided financial management advice to the company’s clients, as well as formulating strategic initiatives appropriate for the client’s overall business plan. From 2014 to 2016 Xu Huibo provided similar services as Chairman of Zhengzhou Suhe Asset Management Co., Ltd., an enterprise management and consulting firm. In 2006 Mr. Xu was awarded a Bachelor’s Degree in Finance by Shandong University.

Zhou Hongxiao, Chief Executive Officer and Director

Ms. Zhou has served as our Chief Executive Officer (“CEO”) and director since the incorporation of the Company. Ms. Zhou was employed by Tianjin Aike Clothing Co., Ltd. from 2004 to 2016 and served as Marketing Manager. From 2017 to 2019, Ms. Zhou was employed by Tianyan Tea Industry Co., Ltd. and served as Chief Executive Officer. Ms. Zhou was employed by Longduoduo Health Technology Co., Ltd as CEO since 2020. Ms. Zhou is familiar with sales management and sales regulations and related laws. She is responsible for business operations, budget development, analysis and oversight, marketing including volume growth/program development; expense control, policy and procedure development and implementation, and process development to facilitate regulatory compliance. She is responsible for the overall operation of Longduoduo. Ms. Zhou brings to the Board her experience in business oversight and financial and budgetary matters. Ms. Zhou was awarded a bachelor’s degree by Inner Mongolia Radio and Television University in 2003. She obtained her Fine Chemical Industry College degree from Jilin Province Jilin City Institute of Technology in 1998.

Wu Binbin, Director.

Wu Binbin has been employed through the past decade in financial management and accounting. From 2017 until 2022 Wu Binbin was employed as Chief Financial Officer of Shenzhen Qianhai Rongsheng Capital Management Co., Ltd., which provides comprehensive financial management services to its clients. In that position, Mr. Wu specialized in developing executive compensation programs for his firm’s clients. From 2013 until 2016 Mr. Wu was employed as Audit Manager by Henan Ruixiang Certified Public Accountants Co., Ltd., which provides accounting, audit and tax audit services to its clients. Wu Binbin was licensed as an accountant in China in 2013, having been awarded a Bachelor’s Degree with a concentration in finance and taxation by Henan University of Finance and Economics in 2012.

Shan Bo, Director.

Shan Bo has been employed during the past twenty years in financial management and accounting. Since 2018 he has served as Chief Financial Officer for OFILM Group, a manufacturing company that is publicly-held in China. From 2015 until 2018, Shan Bo was employed as Manager of the Investment Department of China Orient Asset Management Corporation. From 2005 until 2015 Shan Bo was a partner in Zhongxinghua Certified Public Accountants LLP. Shan Bo will bring to Longduoduo his expertise in both financial management and accounting, but also corporate strategy and business planning.

Ma Jiayang, Director

Since September 2019, Ma Jiayang has been employed as a lawyer by the Inner Mongolia Shuoda Law Firm, where she specializes in resolution of ownership disputes and financial contract disputes. During her tenure at Inner Mongolia Shuoda Law Firm, Ms. Ma has served as legal advisor to government entities, including the Education Bureau of Baotou City, Shahe South Village and West Village in Erdao, Baotou City, as well as the Baotou Branch of China Construction Bank. Ma Jiayang graduated from Inner Mongolia University in 2019 with a Bachelor’s degree in law.

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

Board Committees

Audit Committee

On November 30, 2023 the Board of Directors adopted the “Charter of the Audit Committee of the Board of Directors of Longduoduo Company Limited.” Shan Bo, Wu Binbin and Ma Jiayang are the members of the Audit Committee. They are each an independent director. The Board of Directors has determined that Shan Bo is an audit committee financial expert, as defined in the Rules of the SEC, by reason of his experience as a public accountant in connection with financial statements prepared pursuant to accounting principles generally accepted in the United States.

Compensation Committee

On November 30, 2023 the Board of Directors adopted the “Charter of the Compensation Committee of the Board of Directors of Longduoduo Company Limited.” Our compensation committee reviews and recommends policies, practices and procedures relating to compensation for our directors and officers and advises and consults with our officers regarding the compensation of managerial personnel and its relation to corporate development. Wu Binbin, Xu Huibo and Ma Jiayang are the members of the Compensation Committee. Wu Binbin and Ma Jiayang are each an independent director. Wu Binbin serves as the Chairman of the Compensation Committee.

Nominating Committee

On November 30, 2023 the Board of Directors adopted the “Charter of the Nominating and Corporate Governance Committee of the Board of Directors of Longduoduo Company Limited.” Our nominating and corporate governance committee evaluates the composition, size and governance of our Board of Directors and its committees, evaluates and recommends candidates for election to our Board of Directors, establishes a policy for considering stockholder nominees and reviewing our corporate governance principles and provides recommendations to the Board of Directors. Ma Jiayang, Wu Binbin and Shan Bo are the members of the Nominating and Corporate Governance Committee. They are each an independent director. Ma Jiayang serves as the Chairman of the Compensation Committee.

Code of Ethics

On November 30, 2023 the Board of Directors adopted the “Code of Business Conduct and Ethics.” The Code is applicable to all officers, directors and employees of the Company. A copy of the Code of Business Conduct and Ethics is filed as an exhibit to this Report.

Section 16(a) Beneficial Ownership Reports Compliance

Under U.S. securities laws, commencing on November 27, 2023 when we registered our common stock with the SEC, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due. To our knowledge, based solely on our review of copies of the reports filed with the SEC, we believe that all reporting requirements for fiscal year 2024 were complied with by each person who at any time during the 2024 fiscal year was a director or an executive officer or held more than 10% of our common stock,

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid by Longduoduo or its subsidiaries to its Chairman of the Board, Chief Executive Officer and Chief Financial Officer during the past two fiscal years. There was no officer or employee whose compensation for fiscal year 2024 exceeded $100,000.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and Principal	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Plan Comp.	Comp. Earnings	Other Comp.	Total
Position	June 30	($)*	($)	($)	($)	($)	($)	($)	($)
Xu Huibo	2024	41,784	-	-	-	-	-	-	41,784
Chairman of the Board
Zhang Liang
Chairman of the Board	2023	45,097	-	-	-	-	-	-	45,097
Zhou Hongxiao	2024	38,218	-	-	-	-	-	-	38,218
CEO	2023	26,182	-	-	-	-	-	-	26,182
Kang Liping	2024	19,646	-	-	-	-	-	-	19,646
CFO	2023	31,906	-	-	-	-	-	-	31,906

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for any officer or employee as of June 30, 2024 or 2023, respectively.

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

The percentage ownership information shown in the table below is calculated based on 30,005,016 shares of our common stock issued and outstanding as of the date of this report. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Executive Officers and Directors	Amount of Beneficial Ownership of Common Stock (1)	Percentage Ownership of Common Stock
Directors and Named Executive Officers:
Xu Huibo	106,000	0.35%
Shan Bo	-	-%
Zhou Hongxiao	-	-%
Wu Binbin	-	-%
Ma Jiayang	-	-%
Kang Liping	5,000	0.02%
	-	-
All executive officers and directors as a group (6 persons)	111,000	0.37%

5% or Greater Shareholders
Zhang Liang	15,392,015	51.30%
Li Qiaozhen	1,595,502	5.32%
Liu Jiazhong	1,527,191	5.09%
Guo Xiaozhen	1,676,675	5.59%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. All shares represent only common stock held by shareholders as no options are issued or outstanding.

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

Director Independence

The Company’s Board of Directors has determined that Shan Bo, Wu Binbin and Ma Jiayang are independent directors, as “independence” is defined in the Rules of the NYSE American.

Item 14. Principal Accounting Fees and Services.

Michael T. Studer CPA P.C. was engaged to serve as the Company’s independent registered public accounting firm on September 29, 2023.

Bush & Associates CPA LLC was engaged to serve as the Company’s independent registered public accounting firm on August 12, 2024.

The following table shows the fees that were billed for the audit and other services provided by Michael T. Studer CPA P.C.with respect to the fiscal year ended June 30, 2023 and by Bush & Associates CPA LLC with respect to the fiscal year ended June 30, 2024.

	Year Ended June 30,
	2024		2023
Audit fees		$128,000		$120,000
Audit-related fees	$		$
Tax fees	$		$
All other fees	$		$

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Articles of Incorporation of Registrant (1)
3.1(b)	Certificate of Change Pursuant to NRS 78.209 filed on September 21, 2023 (4)
3.2	Bylaws of Registrant (1)
4(iv)	Description of Common Stock(5)
10.1	Form of Sales Agency Agreement, dated June 20, 2023 and expiring on June 20, 2026 by and between (a) Longduoduo Health Technology Co., Ltd. and Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”), (b) Inner Mongolia Rongbin Health Consulting Co., Ltd. and Honghai, (c) Inner Mongolia Chengheng Health Consulting Co., Ltd. and Honghai, (d) Inner Mongolia Qinguo Health Consulting Co., Ltd. and Honghai, and (e) Inner Mongolia Tianju Health Consulting Company Limited and Honghai.
14	Code of Business Conduct and Ethics
21.1	List of Company Subsidiaries (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 10, 2021.
(2)	Incorporated by reference to the Exhibits to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2022.
(3)	Incorporated by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 2022.
(4)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2023.
(5)	Incorporated by reference to the description of the common stock contained in the Company’s Registration Statement on Form 8-A filed on November 27, 2023

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	October 15, 2024
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	October 15, 2024
Kang Liping	(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below on October 15, 2024 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Zhou Hongxiao	Chief Executive Officer; Director
Zhou Hongxiao

/s/ Kang Liping	Chief Financial Officer
Kang Liping

/s/ Xu Huibo	Director
Xu Huibo

/s/ Wu Binbin	Director
Wu Binbin

/s/ Shan Bo	Director
Shan Bo

/s/ Ma Jiayang	Director
Ma Jiayang