Form 10-Q
period 2024-09-30
Longduoduo Co Ltd
filed 2024-11-14
CIK 1892316

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	June 30, 2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$849,840	$1,404,042
Other receivables	201,248	131,376
Prepayments	162,593	124,427
Total current assets	1,213,681	1,659,845
Property and equipment, net	392,409	353,486
Right-of-use assets	47,354	50,070
Total assets	$1,653,444	$2,063,401

Liabilities and Equity
Current Liabilities:
Accounts payable	$168,461	$358,613
Deferred revenue	608,106	713,360
Accrued expenses	41,810	50,107
Due to related parties	2,299	2,233
Other payables	25,682	35,660
Operating lease liabilities, current	18,431	17,618
Other current liabilities	1,160	86,645
Total current liabilities	865,949	1,264,236
Operating lease liabilities, less current portion	19,159	18,314
Total liabilities	885,108	1,282,550

Equity (Deficit):
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and June 30, 2024	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 30,005,016 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	30,005	30,005
Additional paid-in capital	7,246,729	7,246,729
Accumulated deficit	(6,686,935)	(6,629,632)
Accumulated other comprehensive income	99,627	55,413
Total stockholders’ equity	689,426	702,515
Non-controlling interests	78,910	78,336
Total stockholders’ equity attributable to the common stockholders	768,336	780,851
Total liabilities and equity	$1,653,444	$2,063,401

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,
	2024	2023

Revenues:
Service revenue	$46,595	$171,930
Commission revenue	722,477	1,415,503
Total revenues, net	769,072	1,587,433
Cost of revenue:
Cost of service revenue	32,276	62,351
Total cost of revenues	32,276	62,351
Gross profit	736,796	1,525,082

Selling, general and administrative expenses	798,872	1,090,800
Income (loss) from operations	(62,076)	434,282
Other income (expense), net	2,752	1,362
Income (loss) before provision for income taxes	(59,324)	435,644
Provision for income taxes	180	140,900
Net income (loss)	(59,504)	294,744
Less: net income (loss) attributable to non-controlling interests	(2,201)	10,527
Net income (loss) attributable to common stockholders	$(57,303)	$284,217

Comprehensive income (loss):
Net income (loss)	$(59,504)	$294,744
Foreign currency translation adjustment	46,989	(1,148)
Comprehensive income (loss)	(12,515)	293,596
Less: comprehensive income (loss) attributable to non-controlling interests	574	10,598
Comprehensive income (loss) attributable to the common stockholders	$(13,089)	$282,998

Basic and diluted income (loss) per share	$(0.002)	$0.01
Weighted average number of shares outstanding	30,005,016	30,005,008

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(UNAUDITED)

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholder’ Deficit	controlling Interests	Total Deficit
Balance at June 30, 2023	30,005,008	$30,005	$7,246,729	$(7,885,080)	$66,389	$(541,957)	$(28,698)	$(570,655)
Net income (loss)	-	-	-	284,217	-	284,217	10,527	294,744
Foreign currency translation adjustment	-	-	-	-	(1,219)	(1,219)	71	(1,148)
Balance at September 30, 2023	30,005,008	$30,005	$7,246,729	$(7,600,863)	$65,170	$(258,959)	$(18,100)	$(277,059)

	Common stock		Additional		Accumulated Other	Total Stockholder’	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance at June 30, 2024	30,005,016	$30,005	$7,246,729	$(6,629,632)	$55,413	$702,515	$78,336	$780,851
Net income (loss)	-	-	-	(57,303)	-	(57,303)	(2,201)	(59,504)
Foreign currency translation adjustment	-	-	-	-	44,214	44,214	2,775	46,989
Balance at September 30, 2024	30,005,016	$30,005	$7,246,729	$(6,686,935)	$99,627	$689,426	$78,910	$768,336

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(59,504)	$294,744
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	29,998	15,516
Amortization	-	-
Operating lease expense	12,463	2,533
Loss on disposal of fixed assets	-	3,685
Changes in operating assets and liabilities:
Accounts receivable	-	(2,073)
Other receivables	(63,809)	(18,336)
Prepayments	(44,204)	(219,754)
Inventories	-	693
Due from related parties	44,390	(5,073)
Accounts payable	(198,911)	(303,001)
Deferred revenue	(128,263)	(98,675)
Accrued expenses	(9,895)	(22,989)
Due to related parties	(19,440)	(75,333)
Security deposits	-	4,773
Other payables	(11,031)	(58,172)
Other current liabilities	(86,792)	98,293
Net cash used in operating activities	(534,998)	(383,169)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(56,431)	(20,849)
Net cash used in investing activities	(56,431)	(20,849)

Cash Flows from Financing Activities
Proceeds from short-term borrowing from third party	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate fluctuation on cash and cash equivalents	37,227	(2,714)
Net increase (decrease) in cash and cash equivalents	(554,202)	(406,732)

Cash and cash equivalents, beginning of period	1,404,042	1,136,562
Cash and cash equivalents, end of period	$849,840	$729,830

Supplemental disclosure of cash flow information
Cash paid for income taxes	$180	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

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

The transactions summarized above are treated in the Company’s financial statements as a corporate restructuring (reorganization) of entities under common control, as each of the seven entities has at all times been under the control of Mr. Zhang Liang. Therefore, in accordance with ASC 805-50-45-5, the current capital structure has been retroactively presented in prior periods as if such structure existed at that time, and the entities under common control are presented on a combined basis for all periods. Since all of the subsidiaries were under common control for all periods presented, the results of these subsidiaries are included in the Company’s financial statements for all periods presented.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

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

Commencing in the last quarter of the fiscal year ended June 30, 2023, the Company changed its business plan to focus on resale of health care services offered by its contractor. The benefits of the change were promptly realized. At June 30, 2024, the Company had cash of $1,404,042, working capital of $395,609, and stockholders’ equity of $780,851. For the years ended June 30, 2024, the Company had net income of $1,363,278. As a result of the improved results, the Company’s independent auditor did not include a going concern emphasis paragraph in its audit report for the year ended June 30, 2024. Although we cannot guarantee that we will continue to achieve profits in our operations, the initial results of the change in our business plan have reduced our doubts concerning the ability of the Company to continue as a going concern.

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

Longduoduo’s subsidiaries as of September 30, 2024 are listed as follows:

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

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

For the Three Months Ended September 30,
		2024	2023
		(RMB/HKD to USD)	(RMB/HKD to USD)
Assets and liabilities	period end exchange rate	7.0149/7.7702	7.2952/7.8314
Revenue and expenses	period weighted average	7.1614/7.7992	7.2364/7.8243

F. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$71,000). As of September 30, 2024 and June 30, 2024, the Company had $361,360 and $826,853 cash in excess of the insured amount, respectively.

For each of the three months ended September 30, 2024 and 2023, one customer accounted for 99.9% of commission revenue.

For the three months ended September 30, 2024 and 2023, the Company had three major suppliers that each accounted for over 10% of its total cost of revenue.

	For the Three Months Ended September 30, 2024		For the Three Months Ended September 30, 2023
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue

Supplier A	$13,167	43%	$20,406	33%
Supplier B	11,429	37%	19,032	31%
Supplier C	4,031	13%	15,141	24%

G. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of September 30, 2024 and June 30, 2024.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(UNAUDITED)

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

Management regularly reviews the sales returns and allowances based on historical experience. Any subsequent sales returns and cancellations are recognized upon notification from the customers. The liability for sales returns and allowances relating to the sale of healthcare service packages amounted to $899 and $923 as of September 30, 2024 and June 30, 2024, respectively. Management’s provision for sales returns and allowances was 1.39% and 1.13%, respectively, of the total service revenue for the three months ended September 30, 2024 and 2023

The Company typically collects fees before delivery of healthcare packages. Amounts received from a customer before the delivery of the healthcare package are recorded as deferred revenue on the Consolidated Balance Sheets.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 3. PREPAYMENTS

Prepayments represent payments in advance to suppliers for expenses, equipment, leasing and products. As of September 30, 2024 and June 30, 2024 prepayments were $162,593 and $124,427, respectively.

NOTE 4. PROPERTY AND EQUIPMENT

At September 30, 2024 and June 30, 2024, property and equipment, at cost, consisted of:

	September 30,	June 30,
	2024	2024

Office equipment and furniture	$505,824	$461,562
Leasehold improvements	71,932	40,506
Total	577,756	502,068
Accumulated depreciation	185,347	148,582
Total property and equipment, net	$392,409	$353,486

The Company recorded depreciation expense of $29,998 for the three months ended September 30, 2024, of which $27,624 was recorded as operating expense and $2,374 was recorded as cost of revenue.

The Company recorded depreciation expense of $15,516 for the three months ended September 30, 2023, of which $14,016 was recorded as operating expense and $1,500 was recorded as cost of revenue.

NOTE 5. RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties consists of the following:

Name of related party	September 30, 2024	June 30, 2024
Zhang Liang	$2,299	$2,233
Total	$2,299	$2,233

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(UNAUDITED)

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. The Company accrued $180 and $140,900 of PRC income tax for the three months ended September 30, 2024 and 2023.

A summary of income (loss) before income taxes for domestic and foreign locations for the three months ended September 30, 2024 and 2023 is as follows:

	For the Three Months Ended September 30,
	2024	2023
United States	$(109,772)	$(33,376)
Foreign	50,448	469,020
Total Income (loss) before income taxes	$(59,324)	$435,644

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Three Months Ended September 30,
	2024	2023
Income tax (benefit) at USA statutory rate	(21)%	(21)%
U.S. valuation allowance	21%	21%
Income tax (benefit) at USA effective rate	(0)%	(0)%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Three Months Ended September 30,
	2024	2023
Income tax (benefit) at PRC statutory rate	25%	25%
Utilization of net operating loss carry forward	0%	(1)%
PRC valuation allowance	(25)%	8%
Other	0%	(2)%
Income tax (benefit) at PRC effective rate	0%	30%

The Company did not recognize deferred tax assets since it is not more likely than not that it will realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Longduoduo Health Technology and subsidiaries in China.

As of September 30, 2024, Longduoduo Health Technology and its subsidiaries have total net operating loss carry forwards of approximately $464,251 in the PRC that expire through 2029. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $13,926 and $9,696 related to its operations in the PRC as of September 30, 2024 and June 30, 2024, respectively. The PRC valuation allowance has increased by $4,230 and decreased by $36,589 for the three months ended September 30, 2024 and 2023, respectively.

The Company incurred losses from its United States operations during the three months ended September 30, 2024 of approximately $109,772. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $236,488 and $213,436 against the deferred tax assets related to the Company’s United States operations as of September 30, 2024 and June 30, 2024, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $23,052 and $7,009 for the three months ended September 30, 2024, and 2023, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

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

On August 14, 2024, Qingguo leased office space (approximately 482 square meters) under an operating lease agreement with Inner Mongolia Chuangfuhui Enterprise Management Co., Ltd. Under the terms of the agreement, Qingguo is committed to make lease payments of approximately $30,510 (RMB 220,000) for the period between September 10, 2024 and September 10, 2025.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed to by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to noncancelable operating leases was $13,394 and $7,140 for the three months ended September 30, 2024 and 2023, respectively.

Balance sheet information related to the Company’s leases is presented below:

	September 30, 2024	June 30, 2024
Assets
Operating lease right of use assets	$47,354	$50,070
Liabilities
Operating lease liabilities – current	$18,431	$17,618
Operating lease liabilities – non-current	19,159	18,314
Total Operating lease liabilities	$37,590	$35,932

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(UNAUDITED)

As most of the Company’s leases do not provide an implicit rate, the Company uses 1-5 years borrowing rate from bank of 3.95% and 4.75% based on the information available at commencement date in determining the present value of lease payments.

Maturities of lease liabilities are as follows:

For the year ending September 30:
2025	$19,530
2026	19,530
Total lease payments	39,060
Less: imputed interest	(1,470)
Total lease liabilities	$37,590

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

The Company was not subject to any material loss contingency as of September 30, 2024 and June 30, 2024.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(UNAUDITED)

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

	For the Three Months Ended September 30,
	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$(57,303)	$284,217
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,005,016	30,005,008
Net income (loss) per share:
Basic and diluted	$(0.002)	$0.01

NOTE 11. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. The Company holds 90%, 80%, 80% and 51% interest of Qingguo, Chengheng, Rongbin and Tianju as of September 30, 2024, respectively.

As of September 30, 2024 and June 30, 2024, the non-controlling interests in the consolidated balance sheet was $78,910 and 78,336, respectively.

For the three months ended September 30, 2024, the comprehensive income attributable to common stockholders and non-controlling interests were $(13,089) and $574, respectively.

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

In connection with the preparation of our financial statements for the three months ended September 30, 2024, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table shows key components of the unaudited results of operations during the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,
	2024	2023	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$769,072	$1,587,433	$(818,361)	(52)%
Cost of revenue	32,276	62,351	(30,075)	(48)%
Gross Profit	736,796	1,525,082	(788,286)	(52)%
Total operating expenses	798,872	1,090,800	(291,928)	(27)%
Income (loss) from operations	(62,076)	434,282	(496,358)	(114)%
Other income, net	2,752	1,362	1,390	102%
Income (Loss) before income taxes	(59,324)	435,644	(494,698)	(114)%
Income tax	180	140,900	(140,720)	(100)%
Net Income (Loss)	$(59,504)	$294,744	$(354,248)	(120)%

During the three months ended September 30, 2024, our total revenue was $769,072, of which $46,595 was attributable to the sale of healthcare services, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $722,477 of revenue was attributable to commissions earned by the Company from its service as sales agent for Honghai. In June of 2023, the Company began to engage in the sales agent business and focused on the sales of preventive healthcare solutions administered by Honghai, with whom we have a Sales Agency Agreement. As of September 30, 2024, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, which include four of the largest cities in Inner Mongolia, China.

Quarter to quarter revenue fell by 52% as compared with the operating revenue of $ 1,587,433 for the three months ended September 30, 2024. The decrease was primarily attributable to the fact that Neimenggu Province was emerging from the pandemic during the three months ended September 30, 2023. A large number of customers received services during that quarter that they had earlier paid for but could not receive. This resulted in a surge in revenue during the three months ended September 30, 2023. One other important factor influencing revenue in the recent quarter is the impact of the economic environment, which has led to a decrease in customer health expenditures. Management believes that the government has recently introduced policies to promote economic recovery, but it may take some time for the situation to truly improve. Meanwhile, as we wait for the economy to revive, the Company is implementing plans to improve its operations by adjusting its operational policies.

 Cost of revenue relates solely to our service revenue, and mainly consists of our payments to the third-party healthcare service providers who perform healthcare services for our customers. During the three months ended September 30, 2024, our cost of revenue was $32,276, with the result that our gross profit from service revenue was $14,319 (a gross margin of 31%). By comparison, our gross profit from service revenue for the three months ended September 30, 2023 was $109,579, representing 63% of service revenue for that quarter.

When our net service revenue in the three months ended September 30, 2024 was combined with commission revenue (for which there is no cost of revenue), we achieved gross profit of $769,072. However, we realized a $62,076 loss from operations for the three months ended September 30, 2024 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Our operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses during the three months ended September 30, 2024 decreased by $291,928, primarily attributable to:

●	$308,910 in advertising and promotion expenses incurred during the three months ended September 30, 2024, compared to $654,452 recorded during the three months ended September 30, 2023. The decrease was primarily attributable to a tactical decision by Management to reduce marketing expense while we await an economic recovery that will fund an increase in non-essential medical expenditures. Over the longer term, we intend to continue to devote available resources to expanded advertising and promotion expense for the purpose of achieving a broader market.

●	$135,321 in salaries and benefit expenses in the three months ended September 30, 2024, compared to $186,651 during the three months ended September 30, 2023. The decrease in our labor costs was primarily caused by the company decreasing the number of employees due to adjustments in its operational policies.

●	$208,623 in office expenses during the three months ended September 30, 2024, compared to $203,965 during the three months ended September 30, 2024. Our office expenses in the three months ended September 30, 2024 were roughly equivalent to office expense in the three months ended September 30, 2023, despite the 52% reduction in revenue, because our business has matured, resulting in fixed daily expenses.

Our net loss for the three months ended September 30, 2024 was $59,504, compared to a net income of $294,744 for the three months ended September 30, 2024. For the reasons discussed above, we believe that the company will return to profitability in the next quarter or at the beginning of 2025, as the government has recently introduced many policies to promote economic recovery. But it may take some time for the situation to truly improve. Also, the company will intends to improve its operations by adjusting its operational policies.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the three months ended September 30, 2024 and 2023, foreign currency translation adjustments of $46,989 and $(1,148), respectively, have been reported as other comprehensive income (loss) in the consolidated statement of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of September 30, 2024, the Company had $849,840 in cash and cash equivalents. On the same date, we had a working capital of only $347,732, because we had received $608,106 from customers as prepayment for future services and products but used the majority of the deposited sum to pay ongoing expenses. As a result, our September 30, 2024 balance sheet included only $162,593 of prepayments among our current assets, while recording $608,106 of deferred revenue among our current liabilities. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and additional funds from a public offering and/or debt financing. We expect Zhang Liang, our majority shareholder, to continue to provide support in the future, if needed. However, we can provide no assurances that we will be able to generate sufficient cash flows from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern.

Cash Flows

The following unaudited table summarizes our cash flows for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)	Change
Net cash used in operating activities	$(534,998)	$(383,169)	$(151,829)
Net cash used in investing activities	(56,431)	(20,849)	(35,582)
Effect of exchange rate fluctuation on cash and cash equivalents	37,227	(2,714)	(39,941)
Net decrease in cash and cash equivalents	(554,202)	(406,732)	(147,470)
Cash and cash equivalents, beginning of period	1,404,042	1,136,562	267,480
Cash and cash equivalents, end of period	$849,840	$729,830	$120,010

Net Cash Used in Operating Activities

For the three months ended September 30, 2024, we used $534,998 cash in our operating activities, compared to $383,169 used in operating activities for the three months ended September 30, 2023. Our use of cash in operating activities substantially exceeded our net loss of $59,504 for the three month period, primarily because we provided services valued at $128,263 to customers who had paid for the services in prior periods, thus reducing our deferred revenue balance, and we used $198,911 to reduce accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended September 30, 2024 was $56,431, compared to $20,849 for the three months ended September 30, 2024. In both periods, the cash was used for the purchase of fixed assets and office decoration.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2024. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2024 for the purposes described in this paragraph.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on October 15, 2024.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2024, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended September 30, 2024.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	November 14, 2024
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	November 14, 2024
Kang Liping	(Principal Financial and Accounting Officer)