Form 10-Q
period 2024-12-31
Longduoduo Co Ltd
filed 2025-02-14
CIK 1892316

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	June 30, 2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,619,033	$1,404,042
Other receivables	42,770	131,376
Prepayments	170,328	124,427
Total current assets	1,832,131	1,659,845
Property and equipment, net	325,426	353,486
Right-of-use assets	41,172	50,070
Total assets	$2,198,729	$2,063,401

Liabilities and Equity
Current Liabilities:
Accounts payable	$397,753	$358,613
Deferred revenue	371,302	713,360
Accrued expenses	56,093	50,107
Due to related parties	2,318	2,233
Other payables	8,277	35,660
Operating lease liabilities, current	17,886	17,618
Other current liabilities	118,629	86,645
Total current liabilities	972,258	1,264,236
Operating lease liabilities, less current portion	18,593	18,314
Total liabilities	990,851	1,282,550

Equity (Deficit):
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and June 30, 2024	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 30,005,016 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	30,005	30,005
Additional paid-in capital	7,246,729	7,246,729
Accumulated deficit	(6,223,238)	(6,629,632)
Accumulated other comprehensive income	36,777	55,413
Total stockholders’ equity	1,090,273	702,515
Non-controlling interests	117,605	78,336
Total stockholders’ equity attributable to the common stockholders	1,207,878	780,851
Total liabilities and equity	$2,198,729	$2,063,401

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
Revenues:
Service revenue	$42,321	$101,916	$88,916	$273,846
Commission revenue	1,733,174	2,238,627	2,455,651	3,654,130
Total revenue, net	1,775,495	2,340,543	2,544,567	3,927,976
Cost of revenue:
Cost of service	28,781	42,399	61,057	104,750
Total cost of revenues	28,781	42,399	61,057	104,750
Gross profit	1,746,714	2,298,144	2,483,510	3,823,226

Selling, general and administrative expenses	1,144,140	1,902,659	1,943,012	2,993,459
Income from operations	602,574	395,485	540,498	829,767
Other income (expense), net	5,421	(136,584)	8,173	(135,222)
Income before provision for income taxes	607,995	258,901	548,671	694,545
Income tax expense	106,396	76,073	106,576	216,973
Net income	501,599	182,828	442,095	477,572
Less: net income attributable to non-controlling interests	37,902	34,139	35,701	44,666
Net income attributable to common stockholders	$463,697	$148,689	$406,394	$432,906

Comprehensive income:
Net income	$501,599	$182,828	$442,095	$477,572
Foreign currency translation adjustment	(62,057)	6,505	(15,068)	5,357
Comprehensive income	439,542	189,333	427,027	482,929
Less: comprehensive income attributable to non-controlling interests	38,695	33,865	39,269	44,463
Comprehensive income attributable to the common stockholders	$400,847	$155,468	$387,758	$438,466

Basic and diluted income per share	$0.016	$0.005	$0.014	$0.014
Weighted average number of shares outstanding-basic and diluted	30,005,016	30,005,016	30,005,016	30,005,016

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholder’ Deficit	controlling Interests	Total Deficit
Balance at June 30, 2023	30,005,008	$30,005	$7,246,729	$(7,885,080)	$66,389	$(541,957)	$(28,698)	$(570,655)
Net income (loss)	-	-	-	284,217	-	284,217	10,527	294,744
Foreign currency translation adjustment	-	-	-	-	(1,219)	(1,219)	71	(1,148)
Balance at September 30, 2023	30,005,008	$30,005	$7,246,729	$(7,600,863)	$65,170	$(258,959)	$(18,100)	$(277,059)
Adjustment for the reverse stock split	8	-	-	-	-	-	-	-
Net income (loss)	-	-	-	148,689	-	148,689	34,139	182,828
Foreign currency translation adjustment	-	-	-	-	6,779	6,779	(274)	6,505
Balance at December 31, 2023	30,005,016	30,005	$7,246,729	$(7,452,174)	$71,949	$(103,491)	$15,765	$(87,726)

	Common stock		Additional		Accumulated Other	Total Stockholder’	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance at June 30, 2024	30,005,016	$30,005	$7,246,729	$(6,629,632)	$55,413	$702,515	$78,336	$780,851
Net income (loss)	-	-	-	(57,303)	-	(57,303)	(2,201)	(59,504)
Foreign currency translation adjustment	-	-	-	-	44,214	44,214	2,775	46,989
Balance at September 30, 2024	30,005,016	$30,005	$7,246,729	$(6,686,935)	$99,627	$689,426	$78,910	$768,336
Net income (loss)	-	-	-	463,697	-	463,697	37,902	501,599
Foreign currency translation adjustment	-	-	-	-	(62,850)	(62,850)	793	(62,057)
Balance at December 31, 2024	30,005,016	$30,005	$7,246,729	$(6,223,238)	$36,777	$1,090,273	$117,605	$1,207,878

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$442,095	$477,572
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	82,542	38,703
Amortization	-	-
Operating lease expense	26,960	6,694
Loss on disposal of fixed assets	-	3,693
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other receivables	89,537	(136)
Prepayments	(64,199)	4,871
Inventories	-	828
Due from related parties	(5,843)	31,704
Accounts payable	41,350	(891)
Deferred revenue	(344,758)	1,157,063
Accrued expenses	6,304	(25,186)
Due to related parties	1,066	(124,402)
Security deposits	-	(54,992)
Other payables	(27,692)	(33,837)
Other current liabilities	32,899	121,832
Net cash provided by operating activities	280,261	1,603,516

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(56,306)	(250,820)
Net cash used in investing activities	(56,306)	(250,820)

Cash Flows from Financing Activities
Proceeds from short-term borrowing from third party	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate fluctuation on cash and cash equivalents	(8,964)	54,777
Net increase in cash and cash equivalents	214,991	1,407,473

Cash and cash equivalents, beginning of period	1,404,042	1,136,562
Cash and cash equivalents, end of period	$1,619,033	$2,544,035

Supplemental disclosure of cash flow information
Cash paid for income taxes	$81,020	$141,204
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

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

Commencing in the last quarter of the fiscal year ended June 30, 2023, the Company changed its business plan to focus on resale of health care services offered by its contractor. The benefits of the change were promptly realized. At June 30, 2024, the Company had cash of $1,404,042, working capital of $395,609, and stockholders’ equity of $780,851. For the year ended June 30, 2024, the Company had net income of $1,363,278. As a result of the improved results, the Company’s independent auditor did not include a going concern emphasis paragraph in its audit report for the year ended June 30, 2024. Although we cannot guarantee that we will continue to achieve profits in our operations, the initial results of the change in our business plan have reduced our doubts concerning the ability of the Company to continue as a going concern.

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

Longduoduo’s subsidiaries as of December 31, 2024 are listed as follows:

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

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

The exchange rates used for foreign currency translation are as follows:

For the Six Months Ended December 31,
		2024	2023
		(RMB/HKD to USD)	(RMB/HKD to USD)
Assets and liabilities	period end exchange rate	7.2985/7.7658	7.0798/7.8085
Revenue and expenses	period weighted average	7.1772/7.7868	7.2208/7.8191

F. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$69,000). As of December 31, 2024 and June 30, 2024, the Company had $1,084,327 and $826,853 cash in excess of the insured amount, respectively.

For each of the six months ended December 31, 2024 and 2023, one customer accounted for 99.9% of commission revenue.

For the six months ended December 31, 2024 and 2023, the Company had three major suppliers that each accounted for over 10% of its total cost of revenue.

	For the Six Months Ended December 31, 2024		For the Six Months Ended December 31, 2023
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue
Supplier A	$6,431	15%	$25,144	24%
Supplier B	11,103	25%	38,176	36%
Supplier C	22,137	50%	29,179	28%

There are three suppliers that accounts for 11%, 23% and 34% of the account payable as of December 31, 2024 and one supplier that accounts for 68% of the account payable as of June 30, 2024.

G. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of December 31, 2024 and June 30, 2024.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

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

There were no transfers between level 1, level 2 or level 3 measurements for six months ended December 31, 2024 and 2023.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, other receivables, accounts payable, accrued expenses, due to related parties, loan from third party, security deposits and other payables. As of December 31, 2024 and June 30, 2024, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

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

Management regularly reviews the sales returns and allowances based on historical experience. Any subsequent sales returns and cancellations are recognized upon notification from the customers. The liability for sales returns and allowances relating to the sale of healthcare service packages amounted to $811 and $923 as of December 31, 2024 and June 30, 2024, respectively. Management’s provision for sales returns and allowances was 1.4% and 1.13%, respectively, of the total service revenue for the three months ended December 31, 2024 and 2023

The Company typically collects fees before delivery of healthcare packages. Amounts received from a customer before the delivery of the healthcare package are recorded as deferred revenue on the Consolidated Balance Sheets.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

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

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of December 31, 2024 and June 30, 2024, the Company was not party to any contract to issue shares.

O. Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of operations and cash flows.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

NOTE 3. PREPAYMENTS

Prepayments represent payments in advance to suppliers for expenses, equipment, leasing and products. As of December 31, 2024 and June 30, 2024 prepayments were $170,328 and $124,427, respectively.

NOTE 4. PROPERTY AND EQUIPMENT

At December 31, 2024 and June 30, 2024, property and equipment, at cost, consisted of:

	December 31,	June 30,
	2024	2024
Office equipment and furniture	$486,169	$461,562
Leasehold improvements	69,137	40,506
Total	555,306	502,068
Accumulated depreciation	229,880	148,582
Total property and equipment, net	$325,426	$353,486

The Company recorded depreciation expense of $52,544 for the three months ended December 31, 2024, of which $50,252 was recorded as operating expense and $2,292 was recorded as cost of revenue. The Company recorded depreciation expense of $82,542 for the six months ended December 31, 2024, of which $77,876 was recorded as operating expense and $4,666 was recorded as cost of revenue.

The Company recorded depreciation expense of $23,187 for the three months ended December 31, 2023, of which $21,255 was recorded as operating expense and $1,932 was recorded as cost of revenue. The Company recorded depreciation expense of $38,703 for the six months ended December 31, 2023, of which $35,271 was recorded as operating expense and $3,432 was recorded as cost of revenue.

NOTE 5. RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties consists of the following:

Name of related party	December 31, 2024	June 30, 2024
Zhang Liang	$2,318	$2,233
Total	$2,318	$2,233

Until November 29, 2023, Zhang Liang was the President and Chairman of the Board of Longduoduo. Mr. Zhang Liang controls approximately 51% of Longduoduo’s issued and outstanding common stock. These advances due to related parties are unsecured, repayable on demand, and bear no interest.

NOTE 6. INCOME TAXES

United States

Longduoduo is subject to the U.S. corporation tax rate of 21%.

Hong Kong

Longduoduo HK was incorporated in Hong Kong and is subject to Hong Kong profits tax. Longduoduo HK is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. From year of assessment of 2019/2020 onwards, Hong Kong profits tax rates are 8.25% on assessable profits up to HK$2,000,000, and 16.5% on any part of assessable profits over HK$2,000,000. The Company did not have any income (loss) subject to the Hong Kong profits tax.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. The Company accrued $106,576 and $216,973 of PRC income tax for the six months ended December 31, 2024 and 2023.

A summary of income (loss) before income taxes for domestic and foreign locations for the three and six months ended December 31, 2024 and 2023 is as follows:

	For the Three Months Ended December 31,
	2024	2023
United States	$(28,728)	$(102,290)
Foreign	636,723	361,191
Income (loss) before income taxes	$607,995	$258,901

	For the Six Months Ended December 31,
	2024	2023
United States	$(138,500)	$(135,666)
Foreign	687,171	830,211
Income (loss) before income taxes	$548,671	$694,545

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Six Months Ended December 31,
	2024	2023
Income tax (benefit) at USA statutory rate	(21)%	(21)%
U.S. valuation allowance	21%	21%
Income tax (benefit) at USA effective rate	(0)%	(0)%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Six Months Ended December 31,
	2024	2023
Income tax (benefit) at PRC statutory rate	25%	25%
Utilization of net operating loss carry forward	(7)%	(1)%
PRC valuation allowance	-%	4%
Other	(2)%	(2)%
Income tax (benefit) at PRC effective rate	16%	26%

The Company did not recognize deferred tax assets since it is not more likely than not that it will realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Longduoduo Health Technology and subsidiaries in China.

As of December 31, 2024, Longduoduo Health Technology and its subsidiaries have total net operating loss carry forwards of approximately $314,133 in the PRC that expire through 2029. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $13,928 and $9,696 related to its operations in the PRC as of December 31, 2024 and June 30, 2024, respectively. The PRC valuation allowance has increased by $0 and decreased by $30,559 for the six months ended December 31, 2024 and 2023, respectively.

The Company incurred losses from its United States operations during the six months ended December 31, 2024 of approximately $138,500. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $242,521 and $213,436 against the deferred tax assets related to the Company’s United States operations as of December 31, 2024 and June 30, 2024, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $29,085 and $28,490 for the six months ended December 31, 2024, and 2023, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

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

NOTE 7. LEASES

On November 20, 2024, Chengheng leased an office space (approximately 611 square meters) under an operating lease agreement from Dongsheng District Baiyan Health Consultation Department. Under the terms of the agreement, Chengheng is committed to make lease payments of approximately $16,720 (RMB120,000) for the period between November 20, 2024 and November 20, 2025.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed to by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to noncancelable operating leases was $28,354 and $20,312 for the six months ended December 31, 2024 and 2023, respectively.

Balance sheet information related to the Company’s leases is presented below:

	December 31, 2024	June 30, 2024
Assets
Operating lease right of use assets	$41,172	$50,070
Liabilities
Operating lease liabilities – current	$17,886	$17,618
Operating lease liabilities – non-current	18,593	18,314
Total Operating lease liabilities	$36,479	$35,932

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

As most of the Company’s leases do not provide an implicit rate, the Company uses 1-5 years borrowing rate from bank of 3.95% and 4.75% based on the information available at commencement date in determining the present value of lease payments.

Maturities of lease liabilities are as follows:

For the year ending December 31:
2025	$18,771
2026	18,771
Total lease payments	37,542
Less: imputed interest	(1,063)
Total lease liabilities	$36,479

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

The Company was not subject to any material loss contingency as of December 31, 2024 and June 30, 2024.

NOTE 9. STOCKHOLDERS’ EQUITY

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

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

	For the Three Months Ended December 31,
	2024	2023
Numerator:
Net income attributable to common stockholders	$463,697	$148,689
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,005,016	30,005,016
Net income per share:
Basic and diluted	$0.016	$0.005

	For the Six Months Ended December 31,
	2024	2023
Numerator:
Net income attributable to common stockholders	$406,394	$432,906
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,005,016	30,005,016
Net income per share:
Basic and diluted	$0.014	$0.014

NOTE 11. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. The Company holds 90%, 80%, 80% and 51% interest of Qingguo, Chengheng, Rongbin and Tianju as of December 31, 2024, respectively.

As of December 31, 2024 and June 30, 2024, the non-controlling interests in the consolidated balance sheet was $117,605 and 78,336, respectively.

For the three months ended December 31, 2024, the comprehensive income attributable to common stockholders and non-controlling interests were $400,847 and $38,695, respectively. For the six months ended December 31, 2024, the comprehensive income attributable to common stockholders and non-controlling interests were $387,758 and $39,269, respectively.

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

In connection with the preparation of our financial statements for the three months ended December 31, 2024, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

The following table shows key components of the unaudited results of operations during the three months ended December 31, 2024 and 2023:

	For the Three Months Ended
	December 31,
	2024	2023	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$1,775,495	$2,340,543	$(565,048)	(24)%
Cost of revenue	28,781	42,399	(13,618)	(32)%
Gross Profit	1,746,714	2,298,144	(551,430)	(24)%
Total operating expenses	1,144,140	1,902,659	(758,519)	(40)%
Loss from operations	602,574	395,485	207,089	52%
Other income (expense), net	5,421	(136,584)	142,005	(104)%
Loss before income taxes	607,995	258,901	349,094	135%
Income tax	106,396	76,073	30,323	40%
Net Loss	$501,599	$182,828	$318,771	174%

During the three months ended December 31, 2024, our total revenue was $1,775,495, of which $28,781 was attributable to the sale of healthcare services, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $1,775,495 of revenue was attributable to commissions earned by the Company from its service as sales agent for Honghai. In June of 2023, the Company began to engage in the sales agent business and focused on the sales of preventive healthcare solutions administered by Honghai, with whom we have a Sales Agency Agreement. As of December 31, 2024, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, which include four of the largest cities in Inner Mongolia, China.

Quarter to quarter revenue fell by 24% as compared with the operating revenue of $2,340,543 for the three months ended December 31, 2023. The decrease was primarily attributable to the fact that Neimenggu Province was emerging from the pandemic during the three months ended December 31, 2023. A large number of customers received services during that quarter that they had earlier paid for but could not receive. This resulted in a surge in revenue during the three months ended December 31, 2023. One other important factor influencing revenue in the recent quarter is the impact of the economic environment, which has led to a decrease in customer health expenditures. Management believes that the government has recently introduced policies to promote economic recovery, but it may take some time for the situation to truly improve. Meanwhile, as we wait for the economy to revive, the Company is implementing plans to improve its operations by adjusting its operational policies.

Cost of revenue relates solely to our service revenue, and mainly consists of our payments to the third-party healthcare service providers who perform healthcare services for our customers. During the three months ended December 31, 2024, our cost of revenue was $28,781, with the result that our gross profit from service revenue was $13,540 (a gross margin of 32%). By comparison, our gross profit from service revenue for the three months ended December 31, 2023 was $59,517, representing 58% of service revenue for that quarter.

When our net service revenue in the three months ended December 31, 2024 was combined with commission revenue (for which there is no cost of revenue), we achieved gross profit of $1,746,714. However, we realized only a $602,574 income from operations for the three months ended December 31, 2024 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Our operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses during the three months ended December 31, 2024 decreased by $758,519, primarily attributable to:

●	$769,526 in advertising and promotion expenses incurred during the three months ended December 31, 2024, compared to $1,378,465 recorded during the three months ended December 31, 2023. The decrease was primarily attributable to a tactical decision by Management to reduce marketing expense while we await an economic recovery that will fund an increase in non-essential medical expenditures. Over the longer term, we intend to continue to devote available resources to expanded advertising and promotion expense for the purpose of achieving a broader market.

●	$154,344 in salaries and benefit expenses in the three months ended December 31, 2024, compared to $166,937 during the three months ended December 31, 2023. The decrease in our labor costs was primarily caused by the company decreasing the number of employees due to adjustments in its operational policies.

●	$128,358 in office expenses during the three months ended December 31, 2024, compared to $223,303 during the three months ended December 31, 2023. The decrease was mainly attributable to the fact that the decline of business has led to a decrease in daily expenses.

Our net income for the three months ended December 31, 2024 was $501,599, compared to a net income of $182,828 for the three months ended December 31, 2023. For the reasons discussed above, the company return to profitability in the last quarter of 2024, as the government has recently introduced many policies to promote economic recovery. But it may take some time for the situation to truly improve. Also, the company intends to improve its operations by adjusting its operational policies.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the three months ended December 31, 2024 and 2023, foreign currency translation adjustments of $(62,057) and $6,505, respectively, have been reported as other comprehensive income (loss) in the consolidated statement of operations and comprehensive income (loss).

Six Months Ended December 31, 2024 Compared to Six Months Ended December 31, 2023

The following table shows key components of the unaudited results of operations during the six months ended December 31, 2024 and 2023:

	For the Six Months Ended
	December 31,
	2024	2023	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$2,544,567	$3,927,976	$(1,383,409)	(35)%
Cost of revenue	61,057	104,750	(43,693)	(42)%
Gross Profit	2,483,510	3,823,226	(1,339,716)	(35)%
Total operating expenses	1,943,012	2,993,459	(1,050,447)	(35)%
Loss from operations	540,498	829,767	(289,269)	(35)%
Other income (expense), net	8,173	(135,222)	143,395	(106)%
Loss before income taxes	548,671	694,545	(145,874)	(21)%
Income tax	106,576	216,973	(110,397)	(51)%
Net income	$442,095	$477,572	$(35,477)	(7)%

During the six months ended December 31, 2024, our total revenue was $2,544,567, of which $61,057 was attributable to the sale of healthcare services, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $2,544,567 of revenue was attributable to commissions earned by the Company from its service as sales agent for Honghai. In June of 2023, the Company began to engage in the sales agent business and focused on the sales of preventive healthcare solutions administered by Honghai, with whom we have a Sales Agency Agreement. As of December 31, 2024, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Ordos, Ulanqab, Huhhot, Baotou and Ordos, respectively, which include four of the largest cities in Inner Mongolia, China.

Quarter to quarter revenue fell by 42% as compared with the operating revenue of $3,927,976 for the six months ended December 31, 2023. The decrease was primarily attributable to the fact that Neimenggu Province was emerging from the pandemic during the six months ended December 31, 2023. A large number of customers received services during that period that they had earlier paid for but could not receive. This resulted in a surge in revenue during the six months ended December 31, 2023. One other important factor influencing revenue in the recent half-year is the impact of the economic environment, which has led to a decrease in customer health expenditures. Management believes that the government has recently introduced policies to promote economic recovery, but it may take some time for the situation to truly improve. Meanwhile, as we wait for the economy to revive, the Company is implementing plans to improve its operations by adjusting its operational policies.

Cost of revenue relates solely to our service revenue, and mainly consists of our payments to the third-party healthcare service providers who perform healthcare services for our customers. During the six months ended December 31, 2024, our cost of revenue was $61,057, with the result that our gross profit from service revenue was $27,859 (a gross margin of 31%). By comparison, our gross profit from service revenue for the six months ended December 31, 2023 was $169,096, representing 61% of service revenue for that quarter.

When our net service revenue in the six months ended December 31, 2024 was combined with commission revenue (for which there is no cost of revenue), we achieved gross profit of $2,483,510. However, we realized only a $540,498 income from operations for the six months ended December 31, 2024 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Our operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses during the six months ended December 31, 2024 decreased by $1,050,447, primarily attributable to:

●	$1,078,436 in advertising and promotion expenses incurred during the six months ended December 31, 2024, compared to $2,032,917 recorded during the six months ended December 31, 2023. The decrease was primarily attributable to a tactical decision by Management to reduce marketing expense while we await an economic recovery that will fund an increase in non-essential medical expenditures. Over the longer term, we intend to continue to devote available resources to expanded advertising and promotion expense for the purpose of achieving a broader market.

●	$289,665 in salaries and benefit expenses in the six months ended December 31, 2024, compared to $353,588 during the six months ended December 31, 2023. The decrease in our labor costs was primarily caused by the company decreasing the number of employees due to adjustments in its operational policies.

●	$336,981 in office expenses during the six months ended December 31, 2024, compared to $427,268 during the six months ended December 31, 2023. The decrease was mainly attributable to the fact that the decline of business has led to a decrease in daily expenses.

Our net income for the six months ended December 31, 2024 was $442,095, compared to a net income of $477,572 for the six months ended December 31, 2023. For the reasons discussed above, the company return to profitability in the last quarter of 2024, as the government has recently introduced many policies to promote economic recovery. But it may take some time for the situation to truly improve. Also, the company intends to improve its operations by adjusting its operational policies.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the six months ended December 31, 2024 and 2023, foreign currency translation adjustments of $(15,068) and $5,357, respectively, have been reported as other comprehensive income (loss) in the consolidated statement of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of December 31, 2024, the Company had $1,619,033 in cash and cash equivalents. On the same date, we had a working capital of only $859,873, in part because we had received $371,302 from customers as prepayment for future services and products but used the majority of the deposited sum to pay ongoing expenses. As a result, our December 31, 2024 balance sheet included only $170,328 of prepayments among our current assets, while recording $371,302 of deferred revenue among our current liabilities. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

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

Cash Flows

The following unaudited table summarizes our cash flows for the six months ended December 31, 2024 and 2023.

	For the Six Months Ended December 31,
	2024	2023
	(Unaudited)	(Unaudited)	Change
Net cash provided by operating activities	$280,261	$1,603,516	$(1,323,255)
Net cash used in investing activities	(56,306)	(250,820)	194,514
Effect of exchange rate fluctuation on cash and cash equivalents	(8,964)	(54,777)	(63,741)
Net decrease in cash and cash equivalents	214,991	1,407,473	(1,192,482)
Cash and cash equivalents, beginning of period	1,404,042	1,136,562	267,480
Cash and cash equivalents, end of period	$1,619,033	$2,544,035	$(925,002)

Net Cash Provided by Operating Activities

For the six months ended December 31, 2024, our operating activities provided $280,261 in cash, compared to $1,603,516 provided by operating activities for the six months ended December 31, 2023. The cash inflow that we realized during the six months ended December 31, 2024 was less than the net income of $442,095 recorded for that period primarily due to a$344,758 reduction in the amount of deposits by customers for future services.

During the six months ended December 31, 2023 we recorded $1,603,516 in net cash provided by operating activities although our net income for that period was only $477,572. The primary source of cash from operations in the six months ended December 31, 2023 was an increase of $1,157,063 in deposits by customers that we recorded as Deferred Revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended December 31, 2024 was $56,306, compared to $250,820 for the six months ended December 31, 2023. In both periods, the cash was used for the purchase of fixed assets and office decoration.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that we expect to have a material effect on the Company’s financial position or results of operations. Please refer to Note 2(o) of our consolidated financial statements included in this quarterly report.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2024. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2024 for the purposes described in this paragraph.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2024, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2024.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	February 14, 2025
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	February 14, 2025
Kang Liping	(Principal Financial and Accounting Officer)