Form 10-Q
period 2025-03-31
Longduoduo Co Ltd
filed 2025-05-14
CIK 1892316

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of the date of filing of this report, there were outstanding 30,015,036 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,456,125	$1,404,042
Other receivables	68,124	131,376
Prepayments	150,176	124,427
Due from related parties	13,778	-
Total current assets	1,688,203	1,659,845
Property and equipment, net	300,179	353,486
Right-of-use assets	37,035	50,070
Total assets	$2,025,417	$2,063,401

Liabilities and Equity
Current Liabilities:
Accounts payable	$246,570	$358,613
Deferred revenue	586,460	713,360
Accrued expenses	43,592	50,107
Due to related parties	2,329	2,233
Other payables	638	35,660
Operating lease liabilities, current	18,159	17,618
Other current liabilities	4,015	86,645
Total current liabilities	901,763	1,264,236
Operating lease liabilities, less current portion	18,876	18,314
Total liabilities	920,639	1,282,550

Equity (Deficit):
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and June 30, 2024	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 30,015,036 and 30,005,016 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	30,015	30,005
Additional paid-in capital	7,246,719	7,246,729
Accumulated deficit	(6,332,342)	(6,629,632)
Accumulated other comprehensive income	53,655	55,413
Total stockholders’ equity attributable to the common stockholders	998,047	702,515
Non-controlling interests	106,731	78,336
Total stockholders’ equity	1,104,778	780,851
Total liabilities and equity	$2,025,417	$2,063,401

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues:
Service revenue	$28,724	$53,807	$117,640	$327,653
Commission revenue	748,996	1,736,277	3,204,647	5,390,407
Total revenue, net	777,720	1,790,084	3,322,287	5,718,060
Cost of revenue:
Cost of service	20,444	38,597	81,501	143,347
Total cost of revenues	20,444	38,597	81,501	143,347
Gross profit	757,276	1,751,487	3,240,786	5,574,713

Selling, general and administrative expenses	876,095	1,032,623	2,819,107	4,026,082
(Loss) income from operations	(118,819)	718,864	421,679	1,548,631
Other income (expense), net	2,583	(9,603)	10,756	(144,825)
(Loss) income before provision for income taxes	(116,236)	709,261	432,435	1,403,806
Income tax expense	84	191,292	106,660	408,265
Net (loss) income	(116,320)	517,969	325,775	995,541
Less: net (loss) income attributable to non-controlling interests	(7,216)	6,425	28,485	51,091
Net (loss) income attributable to common stockholders	$(109,104)	$511,544	$297,290	$944,450

Comprehensive income (loss):
Net (loss) income	$(116,320)	$517,969	$325,775	$995,541
Foreign currency translation adjustment	13,220	(10,118)	(1,848)	(4,761)
Comprehensive (loss) income	(103,100)	507,851	323,927	990,780
Less: comprehensive (loss) income attributable to non-controlling interests	(10,874)	6,344	28,395	50,807
Comprehensive (loss) income attributable to the common stockholders	$(92,226)	$501,507	$295,532	$939,973

Basic and diluted income (loss) per share	$(0.004)	$0.017	$0.010	$0.031
Weighted average number of shares outstanding-basic and diluted	30,009,469	30,005,016	30,006,500	30,005,016

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

(UNAUDITED)

	Common stock		Additional		Accumulated Other	Total Stockholders’	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance at June 30, 2023	30,005,008	$30,005	$7,246,729	$(7,885,080)	$66,389	$(541,957)	$(28,698)	$(570,655)
Net income (loss)	-	-	-	284,217	-	284,217	10,527	294,744
Foreign currency translation adjustment	-	-	-	-	(1,219)	(1,219)	71	(1,148)
Balance at September 30, 2023	30,005,008	$30,005	$7,246,729	$(7,600,863)	$65,170	$(258,959)	$(18,100)	$(277,059)
Adjustment for the reverse stock split	8	-	-	-	-	-	-	-
Net income (loss)	-	-	-	148,689	-	148,689	34,139	182,828
Foreign currency translation adjustment	-	-	-	-	6,779	6,779	(274)	6,505
Balance at December 31, 2023	30,005,016	$30,005	$7,246,729	$(7,452,174)	$71,949	$(103,491)	$15,765	$(87,726)
Net income (loss)	-	-		511,544	-	511,544	6,425	517,969
Foreign currency translation adjustment	-	-		-	(10,037)	(10,037)	(81)	(10,118)
Balance at March 31, 2024	30,005,016	$30,005	$7,246,729	$(6,940,630)	$61,912	$398,016	$22,109	$420,125

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity	controlling Interests	Total Equity
Balance at June 30, 2024	30,005,016	$30,005	$7,246,729	$(6,629,632)	$55,413	$702,515	$78,336	$780,851
Net income (loss)	-	-	-	(57,303)	-	(57,303)	(2,201)	(59,504)
Foreign currency translation adjustment	-	-	-	-	44,214	44,214	2,775	46,989
Balance at September 30, 2024	30,005,016	$30,005	$7,246,729	$(6,686,935)	$99,627	$689,426	$78,910	$768,336
Net income (loss)	-	-	-	463,697	-	463,697	37,902	501,599
Foreign currency translation adjustment	-	-	-	-	(62,850)	(62,850)	793	(62,057)
Balance at December 31, 2024	30,005,016	$30,005	$7,246,729	$(6,223,238)	$36,777	$1,090,273	$117,605	$1,207,878
Shares issued for company acquisition	10,020	10	(10)	-	-	-	-	-
Net income (loss)	-	-	-	(109,104)	-	(109,104)	(7,216)	(116,320)
Foreign currency translation adjustment	-	-	-	-	16,878	16,878	(3,658)	13,220
Balance at March 31, 2025	30,015,036	$30,015	$7,246,719	$(6,332,342)	$53,655	$998,047	$106,731	$1,104,778

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$325,775	$995,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110,203	75,937
Operating lease expense	37,722	35,644
Changes in operating assets and liabilities:
Other receivables	63,860	217
Prepayments	(49,361)	(192,880)
Inventories	-	832
Due from related parties	(12,274)	2,843
Accounts payable	(113,289)	(417,694)
Deferred revenue	(128,719)	546,243
Accrued expenses	(6,626)	(40,178)
Due to related parties	(15,521)	(105,225)
Security deposits	-	(54,992)
Other payables	(35,309)	(34,084)
Other current liabilities	(83,311)	176,285
Net cash provided by operating activities	93,150	988,489

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(29,454)	(248,874)
Net cash used in investing activities	(29,454)	(248,874)

Cash Flows from Financing Activities
Net cash used in Financing Activities	-	-

Effect of exchange rate fluctuation on cash and cash equivalents	(11,613)	7,084
Net increase in cash and cash equivalents	52,083	746,699

Cash and cash equivalents, beginning of period	1,404,042	1,136,562
Cash and cash equivalents, end of period	$1,456,125	$1,883,261

Supplemental disclosure of cash flow information
Cash paid for income taxes	$186,605	$408,265
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

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

Longduoduo’s subsidiaries include:

●	Longduoduo Company Limited (Hong Kong) (“Longduoduo HK”), which was established on July 26, 2021 under the laws of Hong Kong. On October 26, 2021, Longduoduo issued 30,000,000 shares of its common stock to the original shareholders of Longduoduo HK, in exchange for 100% of the outstanding shares of Longduoduo HK (the “Share Exchange”).

●	LDD Technology Limited (“LDD”) was established on March 18, 2024 under the laws of British Virgin Islands. On February 19, 2025, Longduoduo issued 10,020 shares of its common stock to the original shareholders of LDD, in exchange for 100% of the outstanding shares of LDD.

●	LDDJK Hong Kong Limited (“LDDJK”) was established on April 9, 2024 under the laws of Hong Kong. LDD has controlled 100% of LDDJK since its inception.

●	Beijing Julong Health Consulting Co., Limited (“Julong”) was established in Beijing, China on July 23, 2024. LDDJK has controlled 100% of Julong since its inception.

●	Beijing Yihua Health Consulting Co., Limited (“Yihua”) was established in Beijing, China on March 14, 2024. On January 7, 2025, Julong acquired all the shares held by the original shareholders of Yihua, and controlled 100% ownership of Yihua.

●	Longduoduo Health Technology Company Limited (“Longduoduo Health Technology”), a privately held Limited Company registered in Inner Mongolia, China on August 20, 2020. On August 16, 2021, Longduoduo HK acquired 100% of the ownership of Longduoduo Health Technology from the original shareholders of Longduoduo Health Technology. On April 2, 2025, Julong acquired 100% of Longduoduo Health Technology from Longduoduo HK.

●	Inner Mongolia Qingguo Health Consulting Company Limited (“Qingguo”), a privately held Limited Company registered in Inner Mongolia, China on June 18, 2020. On September 8, 2020, Longduoduo Health Technology acquired 90% of the ownership of Qingguo from the original shareholders of Qingguo.

●	Inner Mongolia Rongbin Health Consulting Company Limited (“Rongbin”), a privately held Limited Company registered in Inner Mongolia, China on March 18, 2021. Longduoduo Health Technology has controlled 80% of the ownership of Rongbin since established.

●	Inner Mongolia Chengheng Health Consulting Company Limited (“Chengheng”), a privately held Limited Company registered in Inner Mongolia, China on April 9, 2021. Longduoduo Health Technology has controlled 80% of the ownership of Chengheng since established.

●	Inner Mongolia Tianju Health Consulting Company Limited (“Tianju”), a privately held Limited Company registered in Inner Mongolia, China on July 5, 2021. Longduoduo Health Technology has controlled 51% of Tianju since inception.

The transactions summarized above are treated in the Company’s financial statements as a corporate restructuring (reorganization) of entities under common control, as each of the eleven entities have at all times been under the control of Mr. Zhang Liang. Therefore, in accordance with ASC 805-50-45-5, the current capital structure has been retroactively presented in prior periods as if such structure existed at that time, and the entities under common control are presented on a combined basis for all periods. Since all of the subsidiaries were under common control for all periods presented, the results of these subsidiaries are included in the Company’s financial statements for all periods presented.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

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

Longduoduo’s subsidiaries as of March 31, 2025 are listed as follows:

Name	Place of Incorporation	Attributable equity interest %	Authorized capital
Longduoduo Company Limited	Hong Kong	100	HK$	10,000
LDD Technology Limited	British Virgin Islands	100	US$	100,000
LDDJK Hong Kong Limited	Hong Kong	100	HK$	10,000
Beijing Julong Health Consulting Co., Limited	China	100		0
Beijing Yihua Health Consulting Co., Limited	China	100		0
Longduoduo Health Technology Company Limited	China	100		0
Inner Mongolia Qingguo Health Consulting Company Limited	China	90		0
Inner Mongolia Rongbin Health Consulting Company Limited	China	80		0
Inner Mongolia Chengheng Health Consulting Company Limited	China	80		0
Inner Mongolia Tianju Health Consulting Company Limited	China	51		0

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

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

(UNAUDITED)

E. Functional currency and foreign currency translation

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Chinese Renminbi (“RMB’), except the functional currency of LDDJK is the Hong Kong Dollar and the functional currency of Longduoduo and LDD is the United States Dollar (“US Dollars” or “$”). The reporting currency of these consolidated financial statements is in US Dollars.

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

The exchange rates used for foreign currency translation are as follows:

For the Nine Months Ended March 31,
		2025	2024
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	7.2579/7.7793	7.2221/7.8253
Revenue and expenses	period weighted average	7.2085/7.7846	7.2008/7.8195

F. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage per account of each bank is RMB500,000 (approximately USD$69,000). As of March 31, 2025 and June 30, 2024, the Company had $946,617 and $826,853 cash in excess of the insured amount, respectively.

For each of the nine months ended March 31, 2025 and 2024, one customer accounted for 99.9% of commission revenue.

For the nine months ended March 31, 2025 and 2024, the Company had three major suppliers that each accounted for over 10% of its total cost of revenue.

	For the Nine Months Ended March 31, 2025		For the Nine Months Ended March 31, 2024
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue
Supplier A	$5,966	7%	$29,454	21%
Supplier B	32,411	40%	51,302	36%
Supplier C	28,641	35%	43,478	30%

There are two suppliers that accounted for 53% and 23% of the accounts payable as of March 31, 2025 and one supplier that accounted for 68% of the accounts payable as of June 30, 2024.

G. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of March 31, 2025 and June 30, 2024.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

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

There were no transfers between level 1, level 2 or level 3 measurements for nine months ended March 31, 2025 and 2024.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

(UNAUDITED)

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, other receivables, due from related parties, accounts payable, accrued expenses, due to related parties, loan from third party, security deposits and other payables. As of March 31, 2025 and June 30, 2024, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

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

Service Revenue

The Company sells healthcare service packages to customers, which represent the rights to services purchased by the Company. The delivery of a healthcare service package to a customer represents a separate performance obligation. The Company’s policy is to recognize service revenue at that time when delivery of the healthcare service package has been contracted for, ownership and risk of loss have been transferred to the customer, and the service has been provided. Accordingly, revenue is recognized at the point in time when the service is provided. Service revenue is recognized when the healthcare service package has been delivered to the customer and there are no remaining performance obligations.

Management regularly reviews the sales returns and allowances based on historical experience. Any subsequent sales returns and cancellations are recognized upon notification from the customers. The liability for sales returns and allowances relating to the sale of healthcare service packages amounted to $609 and $923 as of March 31, 2025 and June 30, 2024, respectively. Management’s provision for sales returns and allowances was 1.41% and 1.13%, respectively, of the total service revenue for the nine months ended March 31, 2025 and 2024.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

(UNAUDITED)

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

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of March 31, 2025 and June 30, 2024, the Company was not party to any contract to issue shares.

N. Recently adopted accounting pronouncements

We do not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of operations and cash flows.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

(UNAUDITED)

NOTE 3. PREPAYMENTS

Prepayments represent payments in advance to suppliers for expenses, equipment, leasing and products. As of March 31, 2025 and June 30, 2024 prepayments were $150,176 and $124,427, respectively.

NOTE 4. PROPERTY AND EQUIPMENT

As of March 31, 2025 and June 30, 2024, property and equipment, at cost, consisted of:

	March 31,	June 30,
	2025	2024
Office equipment and furniture	$488,888	$461,562
Leasehold improvements	69,524	40,506
Total	558,412	502,068
Accumulated depreciation	258,233	148,582
Total property and equipment, net	$300,179	$353,486

The Company recorded depreciation expense of $27,661 for the three months ended March 31, 2025, of which $25,395 was recorded as operating expense and $2,266 was recorded as cost of revenue. The Company recorded depreciation expense of $110,203 for the nine months ended March 31, 2025, of which $103,271 was recorded as operating expense and $6,932 was recorded as cost of revenue.

The Company recorded depreciation expense of $37,234 for the three months ended March 31, 2024, of which $32,835 was recorded as operating expense and $4,399 was recorded as cost of revenue. The Company recorded depreciation expense of $75,937 for the nine months ended March 31, 2024, of which $68,106 was recorded as operating expense and $7,831 was recorded as cost of revenue.

NOTE 5. RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties consists of the following:

Name of related party	March 31, 2025	June 30, 2024
Zhou Hongxiao	$13,778	$-
Total	$13,778	$-

Zhou Hongxiao is the CEO of the Company. These advances due from related parties were unsecured, repayable on demand, and bear no interest.

Due to related parties

Due to related parties consists of the following:

Name of related party	March 31, 2025	June 30, 2024
Zhang Liang	$2,329	$2,233
Total	$2,329	$2,233

Until November 29, 2023, Zhang Liang was the President and Chairman of the Board of Longduoduo. Mr. Zhang Liang controls approximately 51% of Longduoduo’s issued and outstanding common stock. These advances due to related parties are unsecured, repayable on demand, and bear no interest.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

(UNAUDITED)

NOTE 6. INCOME TAXES

United States

Longduoduo is subject to the U.S. corporation tax rate of 21%.

British Virgin Islands

The Company’ subsidiary, LDD, is incorporated in the BVI and is not subject to tax on income or capital gain. In addition, payments of dividends by LDD to its shareholders are not subject to withholding tax in the BVI.

Hong Kong

Longduoduo HK and LDDJK are incorporated in Hong Kong and are subject to Hong Kong profits tax. They are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. From year of assessment of 2019/2020 onwards, Hong Kong profits tax rates are 8.25% on assessable profits up to HK$2,000,000, and 16.5% on any part of assessable profits over HK$2,000,000. The Company did not have any income (loss) subject to the Hong Kong profits tax.

China

Longduoduo Health Technology and subsidiaries are subject to a 25% standard enterprise income tax in the PRC. The Company accrued $106,660 and $408,265 of PRC income tax for the nine months ended March 31, 2025 and 2024.

A summary of income (loss) before income taxes for domestic and foreign locations for the three and nine months ended March 31, 2025 and 2024 is as follows:

	For the Three Months Ended March 31,
	2025	2024
United States	$(54,908)	$(48,021)
Foreign	(61,328)	757,282
Income (loss) before income taxes	$(116,236)	$709,261

	For the Nine Months Ended March 31,
	2025	2024
United States	$(193,408)	$(183,687)
Foreign	625,843	1,587,493
Income (loss) before income taxes	$432,435	$1,403,806

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

(UNAUDITED)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Nine Months Ended March 31,
	2025	2024
Income tax (benefit) at USA statutory rate	(21)%	(21)%
U.S. valuation allowance	21%	21%
Income tax (benefit) at USA effective rate	(0)%	(0)%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Nine Months Ended March 31,
	2025	2024
Income tax (benefit) at PRC statutory rate	25%	25%
Utilization of net operating loss carry forward	-%	(1)%
PRC valuation allowance	(8)%	2%
Income tax (benefit) at PRC effective rate	17%	26%

The Company did not recognize deferred tax assets since it is not more likely than not that it will realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Longduoduo Health Technology and subsidiaries in China.

As of March 31, 2025, Longduoduo Health Technology and its subsidiaries have total net operating loss carry forwards of approximately $395,203 in the PRC that expire through 2030. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $11,856 and $9,696 related to its operations in the PRC as of March 31, 2025 and June 30, 2024, respectively. The PRC valuation allowance has increased by $0 and decreased by $38,681 for the nine months ended March 31, 2025 and 2024, respectively.

The Company incurred losses from its United States operations during the nine months ended March 31, 2025 of approximately $193,408. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $254,051 and $213,436 against the deferred tax assets related to the Company’s United States operations as of March 31, 2025 and June 30, 2024, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $40,616 and $38,574 for the nine months ended March 31, 2025, and 2024, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

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

On March 11 of 2025, Longduoduo Health Technology leased office space (approximately 150 square meters) under an operating lease agreement with Liu Libao. Under the terms of the agreement, Longduoduo Health Technology is committed to make lease payments of approximately $4,160 (RMB30,000) for the period between March 11, 2025 and March 10, 2026.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed to by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to noncancelable operating leases was $43,271 and $35,644 for the nine months ended March 31, 2025 and 2024, respectively.

Balance sheet information related to the Company’s leases is presented below:

	March 31, 2025	June 30, 2024
Assets
Operating lease right of use assets	$37,035	$50,070
Liabilities
Operating lease liabilities – current	$18,159	$17,618
Operating lease liabilities – non-current	18,876	18,314
Total Operating lease liabilities	$37,035	$35,932

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

(UNAUDITED)

As most of the Company’s leases do not provide an implicit rate, the Company uses 1-5 years borrowing rate from bank of 3.95% and 4.75% based on the information available at commencement date in determining the present value of lease payments.

Maturities of lease liabilities are as follows:

For the years ending March 31:
2026	$18,876
2027	18,876
Total lease payments	37,752
Less: imputed interest	(717)
Total lease liabilities	$37,035

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

The Company was not subject to any material loss contingency as of March 31, 2025 and June 30, 2024.

NOTE 9. STOCKHOLDERS’ EQUITY

On September 21, 2023, the Company filed with the Nevada Secretary of State a Certificate of Change Pursuant to NRS 78.209. The Certificate of Change provided for a 1-for-10 reverse split of the Registrant’s outstanding common stock effective at the close of business on September 26, 2023. The Certificate of Change did not change the number of authorized shares of Common Stock, which remained 500,000,000 shares. No fractional shares were issued in connection with the reverse stock split; any fractional shares that resulted from the reverse split were rounded up to the nearest whole share. The accompanying financial statements have been adjusted to retroactively reflect this reverse stock split.

On February 19, 2025, Longduoduo issued 10,020 shares of its common stock to the original shareholders of LDD, in exchange for 100% of the outstanding shares of LDD.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

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

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income(loss) attributable to common stockholders	$(109,104)	$511,544
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,009,469	30,005,016
Net income per share:
Basic and diluted	$(0.004)	$0.017

	For the Nine Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to common stockholders	$297,290	$944,450
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,006,500	30,005,016
Net income per share:
Basic and diluted	$0.010	$0.031

NOTE 11. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. The Company holds 90%, 80%, 80% and 51% interest of Qingguo, Chengheng, Rongbin and Tianju as of March 31, 2025, respectively.

As of March 31, 2025 and June 30, 2024, the non-controlling interests in the consolidated balance sheet was $106,731 and 78,336, respectively.

For the three months ended March 31, 2025, the comprehensive loss attributable to common stockholders and non-controlling interests were $92,226 and $10,874, respectively. For the nine months ended March 31, 2025, the comprehensive income attributable to common stockholders and non-controlling interests were $295,532 and $28,395, respectively.

For the three months ended March 31, 2024, the comprehensive income attributable to common stockholders and non-controlling interests were $501,507 and $6,344, respectively. For the nine months ended March 31, 2024, the comprehensive income attributable to common stockholders and non-controlling interests were $939,973 and $50,807, respectively.

NOTE 12. SUBSEQUENT EVENTS

On April 2, 2025, Julong acquired 100% of Longduoduo Health Technology from Longduoduo HK.

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. There are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In connection with the preparation of our financial statements for the three months ended March 31, 2025, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table shows key components of the unaudited results of operations during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$777,720	$1,790,084	$(1,012,364)	(57)%
Cost of revenue	20,444	38,597	(18,153)	(47)%
Gross Profit	757,276	1,751,487	(994,211)	(57)%
Total operating expenses	876,095	1,032,623	(156,528)	(15)%
Loss from operations	(118,819)	718,864	(837,683)	(117)%
Other income (expense), net	2,583	(9,603)	12,186	(127)%
Income (loss) before income taxes	(116,236)	709,261	(825,497)	(116)%
Income tax	84	191,292	(191,208)	(100)%
Net income (loss)	$(116,320)	$517,969	$(634,289)	(122)%

During the three months ended March 31, 2025, our total revenue was $777,720, of which $28,724 was attributable to the sale of healthcare services, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $748,996 of revenue was attributable to commissions earned by the Company from its service as sales agent for Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”). In June of 2023, the Company began to engage in the sales agent business and focused on the sales of preventive healthcare solutions administered by Honghai, with whom we have a Sales Agency Agreement. As of March 31, 2025, we operate through seven entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin, Chengheng, Julong and Yihua which are established in Ordos, Ulanqab, Huhhot, Baotou, Ordos and Beijing, respectively, which include four of the largest cities in Inner Mongolia, and the capital of China.

Quarter to quarter revenue fell by 57% as compared with the operating revenue of $1,790,084 for the three months ended March 31, 2024. The decrease was primarily attributable to the fact that Neimenggu Province was emerging from the pandemic during the three months ended March 31, 2024. A large number of customers received services during that quarter that they had earlier paid for but could not receive. This resulted in a surge in revenue during the three months ended March 31, 2024. One other important factor influencing revenue in the recent quarter is the impact of the economic environment, which has led to a decrease in customer health expenditures. Management believes that the government has recently introduced policies to promote economic recovery, but it may take some time for the situation to truly improve. Meanwhile, as we wait for the economy to revive, the Company is implementing plans to improve its operations by adjusting its operational policies.

Cost of revenue relates solely to our service revenue, and mainly consists of our payments to the third-party healthcare service providers who perform healthcare services for our customers. During the three months ended March 31, 2025, our cost of revenue was $20,444, with the result that our gross profit from service revenue was $8,280 (a gross margin of 29%). By comparison, our gross profit from service revenue for the three months ended March 31, 2024 was $38,597, representing 28% of service revenue for that quarter.

When our net service revenue in the three months ended March 31, 2025 was combined with commission revenue (for which there is no cost of revenue), we achieved gross profit of $757,276. However, we realized only a $118,819 loss from operations for the three months ended March 31, 2025 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Our operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation. Our operating expenses during the three months ended March 31, 2025 decreased by $156,528, primarily attributable to:

●	$478,981 in advertising and promotion expenses incurred during the three months ended March 31, 2025, compared to $634,316 recorded during the three months ended March 31, 2024. The decrease was primarily attributable to a tactical decision by Management to reduce marketing expense while we await an economic recovery that will fund an increase in non-essential medical expenditures. Over the longer term, we intend to continue to devote available resources to expanded advertising and promotion expense for the purpose of achieving a broader market.

Our net loss for the three months ended March 31, 2025 was $116,320, compared to a net income of $517,969 for the three months ended March 31, 2024. As noted above, the current economic environment has led to reduction in patient use of medical services. The government has recently introduced many policies to promote economic recovery. But it may take some time for the situation to truly improve. Also, the Company intends to improve its operations by adjusting its operational policies.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the three months ended March 31, 2025 and 2024, foreign currency translation adjustments of $13,220 and $(10,118), respectively, have been reported as other comprehensive income (loss) in the consolidated statement of operations and comprehensive income (loss).

Nine Months Ended March 31, 2025 Compared to Nine Months Ended March 31, 2024

The following table shows key components of the unaudited results of operations during the nine months ended March 31, 2025 and 2024:

	For the Nine Months Ended
	March 31,
	2025	2024	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$3,322,287	$5,718,060	$(2,395,773)	(42)%
Cost of revenue	81,501	143,347	(61,846)	(43)%
Gross Profit	3,240,786	5,574,713	(2,333,927)	(42)%
Total operating expenses	2,819,107	4,026,082	(1,206,975)	(30)%
Loss from operations	421,679	1,584,631	(1,126,952)	(73)%
Other income (expense), net	10,756	(144,825)	155,581	(107)%
Loss before income taxes	432,435	1,403,806	(971,371)	(69)%
Income tax	106,660	408,265	(301,605)	(74)%
Net income	$325,775	$995,541	$(669,766)	(67)%

During the nine months ended March 31, 2025, our total revenue was $3,322,287, of which $117,640 was attributable to the sale of healthcare services, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $3,204,647 of revenue was attributable to commissions earned by the Company from its service as sales agent for Honghai. In June of 2023, the Company began to engage in the sales agent business and focused on the sales of preventive healthcare solutions administered by Honghai, with whom we have a Sales Agency Agreement. As of March 31, 2025, we operate through seven entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin，Chengheng, Julong and Yihua which are established in Ordos, Ulanqab, Huhhot, Baotou,Ordos and Beijing, respectively, which include four of the largest cities in Inner Mongolia, and the capital of China.

Period to period revenue fell by 42% as compared with the operating revenue of $5,718,060 for the nine months ended March 31, 2024. The decrease was primarily attributable to the fact that Neimenggu Province was emerging from the pandemic during the nine months ended March 31, 2024. A large number of customers received services during that period that they had earlier paid for but could not receive. This resulted in a surge in revenue during the nine months ended March 31, 2024. One other important factor influencing revenue in the recent period is the impact of the economic environment, which has led to a decrease in customer health expenditures. Management believes that the government has recently introduced policies to promote economic recovery, but it may take some time for the situation to truly improve. Meanwhile, as we wait for the economy to revive, the Company is implementing plans to improve its operations by adjusting its operational policies.

Cost of revenue relates solely to our service revenue, and mainly consists of our payments to the third-party healthcare service providers who perform healthcare services for our customers. During the nine months ended March 31, 2025, our cost of revenue was $81,501, with the result that our gross profit from service revenue was $36,139 (a gross margin of 31%). By comparison, our gross profit from service revenue for the nine months ended March 31, 2024 was $184,306, representing 56% of service revenue for that quarter.

When our net service revenue in the nine months ended March 31, 2025 was combined with commission revenue (for which there is no cost of revenue), we achieved gross profit of $3,240,786. However, we realized only a $421,679 income from operations for the nine months ended March 31, 2025 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Our operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses during the nine months ended March 31, 2025 decreased by $1,206,975, primarily attributable to:

●	$1,557,417 in advertising and promotion expenses incurred during the nine months ended March 31, 2025, compared to $2,667,233 recorded during the nine months ended March 31, 2024. The decrease was primarily attributable to a tactical decision by Management to reduce marketing expense while we await an economic recovery that will fund an increase in non-essential medical expenditures. Over the longer term, we intend to continue to devote available resources to expanded advertising and promotion expense for the purpose of achieving a broader market.

●	$429,089 in salaries and benefit expenses in the nine months ended March 31, 2025, compared to $494,416 during the nine months ended March 31, 2024. The decrease in our labor costs was primarily caused by the company decreasing the number of employees due to adjustments in its operational policies.

●	$537,573 in office expenses during the nine months ended March 31, 2025, compared to $599,169 during the nine months ended March 31, 2024. The decrease was mainly attributable to the fact that the decline of business has led to a decrease in daily expenses.

Our net income for the nine months ended March 31, 2025 was $325,775, compared to a net income of $995,541 for the nine months ended March 31, 2024. As noted above, the current economic environment has led to reduction in patient use of medical services. The government has recently introduced many policies to promote economic recovery. But it may take some time for the situation to truly improve. Also, the Company intends to improve its operations by adjusting its operational policies.

Our reporting currency is the U.S. dollar. Our local currency, the Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the nine months ended March 31, 2025 and 2024, foreign currency translation adjustments of $(1,848) and $(4,761), respectively, have been reported as other comprehensive income (loss) in the consolidated statement of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of March 31, 2025, the Company had $1,456,125 in cash and cash equivalents, an increase of $52,083 since the previous fiscal year-end. On the same date, we had a working capital of $786,440, an increase of $395,609 since June 30, 2024. The increase in working capital occurred primarily because customers used $128,719 in prepayments to purchase services and the Company reduced its accounts payable balance by $113,289. Nevertheless, our March 31, 2025 balance sheet included only $150,176 of prepayments among our current assets, while recording $586,460 of deferred revenue among our current liabilities. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

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

Cash Flows

The following unaudited table summarizes our cash flows for the nine months ended March 31, 2025 and 2024.

	For the Nine Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)	Change
Net cash provided by operating activities	$93,150	$988,489	$(895,339)
Net cash used in investing activities	(29,454)	(248,874)	219,420
Effect of exchange rate fluctuation on cash and cash equivalents	(11,613)	7,084	(18,697)
Net decrease in cash and cash equivalents	52,083	746,699	(694,616)
Cash and cash equivalents, beginning of period	1,404,042	1,136,562	267,480
Cash and cash equivalents, end of period	$1,456,125	$1,883,261	$(427,136)

Net Cash Provided by Operating Activities

For the nine months ended March 31, 2025 our operating activities provided $93,150 in cash, compared to $988,489 provided by operating activities for the nine months ended March 31, 2024. The cash inflow that we realized during the nine months ended March 31, 2025 was less than the net income of $325,775 recorded for that period primarily due to a $128,719 reduction in the amount of deposits by customers for future services and the Company’s use of cash to reduce its accounts payable balance by $113,289.

By comparison, during the nine months ended March 31, 2024 we received prepayments from customers totaling $546,243 and used $192,880 of that cash to prepay the cost of services we would sell. This caused us to finish that period with a healthy cash balance but negative working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2025 was $29,454, compared to $248,874 for the nine months ended March 31, 2024. In both periods, the cash was used for the purchase of fixed assets and office decoration.

Trends, Events and Uncertainties

The U.S. government, including the SEC, has made statements and taken actions that have led to changes in relations between the U.S. and China, and will impact companies with connections to the United States or China. Those actions by the U.S. government included imposing several rounds of tariffs affecting certain products manufactured in China and imposing sanctions and restrictions in relation to China. Actions by the SEC included issuing statements indicating that it would make enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on U.S.-domiciled companies with significant connections to China, our industry or on us. Any unfavorable government policies on cross-border relations, including increased scrutiny of companies with significant China-based operations, capital controls or tariffs, may affect our ability to raise capital and the market price of our shares. If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated, or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tensions, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our shares. Changes in United States and China relations and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2025. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2025 for the purposes described in this paragraph.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2025, the Company did not complete any unregistered sales of equity securities that was not reported in a Current Report on Form 8-K.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended March 31, 2025.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	May 14, 2025
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	May 14, 2025
Kang Liping	(Principal Financial and Accounting Officer)