Form 10-K
period 2025-06-30
Longduoduo Co Ltd
filed 2025-09-26
CIK 1892316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was $79,322,230 based on the last reported sales price of the registrant’s common stock as reported by the Nasdaq Stock Market on that date.

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

LONGDUODUO IS A NEVADA CORPORATION THAT FUNCTIONS EXCLUSIVELY AS A HOLDING COMPANY. ALL OF THE BUSINESS OPERATIONS THAT ARE DESCRIBED IN THIS REPORT AND REFLECTED IN THE FINANCIAL STATEMENTS CONTAINED IN THIS REPORT ARE CARRIED OUT BY SEVEN LIMITED COMPANIES ORGANIZED AND LOCATED IN THE PEOPLE’S REPUBLIC OF CHINA (“PRC”). LONGDUODUO OWNS THE SEVEN OPERATING COMPANIES THROUGH AN INTERMEDIARY HOLDING COMPANY REGISTERED IN HONG KONG.

The following chart describes our current corporate structure:

Longduoduo Company Limited (Hong Kong) (“Longduoduo HK”), was established on July 26, 2021 under the laws of Hong Kong. On October 26, 2021, Longduoduo issued 30,000,000 shares of its common stock to the original shareholders of Longduoduo HK, in exchange for 100% of the outstanding shares of Longduoduo HK.

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

Longduoduo Health Technology Company Limited (“Longduoduo Health Technology”) is a privately held Limited Company, registered in Inner Mongolia, China on August 20, 2020. On August 16, 2021, Longduoduo HK acquired 100% of Longduoduo Health Technology from the original shareholders of Longduoduo Health Technology. On April 2, 2025, Julong acquired 100% of Longduoduo Health Technology from Longduoduo HK.

Inner Mongolia Qingguo Health Consulting Company Limited (“Qingguo”) is a privately held Limited Company, registered in Inner Mongolia, China on June 18, 2020. On September 8, 2020, Longduoduo Health Technology acquired 90% of Qingguo from the original shareholders of Qingguo.

Inner Mongolia Rongbin Health Consulting Company Limited (“Rongbin”) is a privately held Limited Company, registered in Inner Mongolia, China on March 18, 2021. Longduoduo Health Technology has controlled 80% of Rongbin since its inception.

Inner Mongolia Chengheng Health Consulting Company Limited (“Chengheng”) is a privately held Limited Company, registered in Inner Mongolia, China on April 9, 2021. Longduoduo Health Technology has controlled 80% of Chengheng since its inception.

Inner Mongolia Tianju Health Consulting Company Limited (“Tianju”) is a privately held Limited Company registered in Inner Mongolia, China on July 5, 2021. Longduoduo Health Technology has controlled 51% of Tianju since inception.

Considerations Relating to Regulation under Chinese Law

Longduoduo is not a Chinese operating company but a Nevada holding company with all of its operations conducted through seven subsidiaries located in the PRC. Investors in the Company’s common stock should be aware that they will not directly hold equity interests in a Chinese operating entity, but rather are purchasing equity solely in a Nevada holding company that will be dependent upon distributions from its principal Chinese subsidiary to finance the administrative expenses of the Nevada holding company and any cash distributions by the Nevada holding company to its shareholders. Our ability to obtain contributions from the Company’s subsidiary is significantly affected by regulations promulgated by PRC authorities. Chinese regulatory authorities could prevent our principal Chinese subsidiary from making distributions to its Nevada parent, which would likely result in a material change in our operations and cause the value of our securities to significantly decline or become worthless. Any change in the interpretation by the PRC government of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations or cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company as a result of its dependence on its Chinese operating subsidiaries, please refer to “Risk Factors - Risks Relating to Doing Business in the PRC.”

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

Longduoduo recently engaged Bush & Associates CPA LLC as its independent auditor. Bush & Associates is headquartered in the State of Nevada. The PCAOB is able to, and does, fully conduct inspections of our auditor’s work papers. There remains a risk, however, that the government of the PRC might in the future impose restrictions on the communication of information to auditors or by auditors of issuers whose operations are located within the PRC, in such a way that investors in the securities of such issuers do not receive the full benefit of the audits. In that situation, it could occur that the SEC would bar trading platforms subject to U.S. jurisdiction from listing Longduoduo’s securities for trading. Such an occurrence would be likely to cause the value of Longduoduo’s securities to diminish significantly.

Exposure to restrictions on upstream distributions of profits

Longduoduo is a Nevada holding company with no business operations of its own. We conduct our operations in China through seven subsidiaries. We will rely on dividends paid by our principal PRC subsidiary to fund the cash requirements of Longduoduo, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. In order for us to pay dividends to our shareholders, we will rely on payments made from our principal PRC subsidiary to LDDJK Hong Kong Limited (“LDDJK”). If Longduoduo is unable to receive profits from the operations of our PRC subsidiaries through LDDJK, we will be unable to pay dividends on our common stock.

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

If Longduoduo is considered a PRC tax resident enterprise for tax purposes, any dividends its pays to our shareholders may be regarded as China-sourced income and, as a result, may be subject to PRC withholding tax at a rate of up to 10.0%. Certain payments from Julong, our principal PRC subsidiary, to LDDJK are subject to PRC taxes. As of the date of this Report, Julong has not made any transfers or distributions.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the “Double Tax Avoidance Arrangement,” the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by Julong to its immediate holding company, LDDJK. As of the date of this Report, Julong does not plan to declare and pay dividends to LDDJK and we have not applied for the tax resident certificate from the relevant Hong Kong tax authority.

At the date of this Report, no subsidiary of Longduoduo has paid any dividend or distribution to Longduoduo or any subsidiary of Longduoduo, nor has Longduoduo made any dividend or distribution to any U.S. investor. There has been no transfer of cash or other assets between or among Longduoduo, LDDJK and/or any Chinese subsidiary of Longduoduo.

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

We intend to fund the growth of our business in large part by raising capital in Longduoduo through its sale of securities outside of the PRC. The capital markets in the U.S. that we might access for financing will depend in large part on our ability to secure a listing on Nasdaq, OTCQX or one of the registered securities exchanges. The Trial Administrative Measures adopted by the China Securities Regulatory Commission (“CSRC”) on March 31, 2023 require that at the time we apply to an exchange (which for this purpose will include Nasdaq, OTCQB or OTCQX), we must file an extensive application with the CSRC and await approval by CSRC of the listing. The CSRC has indicated an intent to use these applications in order to protect the PRC from foreign control of (or significant influence over) important Chinese businesses. We cannot determine what criteria the CSRC will apply for this purpose. The regulations, therefore, create for our investors a risk that our efforts to finance Julong by selling Longduoduo securities abroad will be restricted, delayed or eliminated by CSRC’s implementation of the listing requirements in the Trial Administrative Measures. That risk, if realized, could prevent us from expanding business of Longduoduo’s chinese subsidiary, which could reduce or eliminate the value of Longduoduo common stock.

Summary of Additional Risk Factors Pertaining to Operations in China

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

Our Business

Our operating subsidiaries, Julong, Longduoduo Health Technology, Qingguo, Rongbin, Chengheng, Tianju and Yihua, serve, for some customers, as sales agents for third-party healthcare service providers and, for other customers, as distributors of services provided by third-party healthcare service providers. In both arrangements, the health care providers provide comprehensive and high-quality preventive healthcare solutions, including disease screening, healthcare treatments, healthcare products and other services. The Company mainly focuses on prevention of myocardial infarction, cerebral infarction, hemiplegia, and cardiovascular and cerebrovascular diseases.

 Commissioned Sales

Since June of 2023, our operating subsidiaries have been primarily engaged in selling health maintenance services provided by Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”). During the year ended June 30, 2025, over 97% of our gross revenue came from commissions earned through our agency relationship with Honghai. Each operating subsidiary is party to a separate Sales Agency Agreement with Honghai, each dated June 20, 2023 and expiring on June 20, 2026, although the content of the five Sales Agency Agreements are identical but for the name of the agent: Longduoduo Health Technology Co., Ltd, Inner Mongolia Rongbin Health Consulting Co., Ltd, Inner Mongolia Chengheng Health Consulting Co., Ltd, Inner Mongolia Qinguo Health Consulting Co., Ltd. or Inner Mongolia Tianju Health Consulting Company Limited. Among the principal terms of the Sales Agency Agreements are:

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

Principal Sales

Before we entered the Sales Agency Agreements with Honghai, our operating subsidiaries marketed healthcare services and products exclusively as principals, by purchasing and reselling services and products from third-party healthcare service providers such as hospitals to serve customers located in Hohhot, Ordos, Baotou and Ulanqab, cities in Inner Mongolia. We continue that business, although “service revenue” from these principal sales fell by almost 63% in the year ended June 30, 2025 from the service revenue recorded in the year ended June 30, 2024. Our intention, after we have built a firm foundation for our agency sales business, is to return our attention to principal sales and build a network of third-party healthcare service providers, product suppliers and our sales agents so that we can offer a broader array of products and services to potential customers.

Currently, working with our third-party healthcare service providers, our operating subsidiaries provide, as principal, the preventive healthcare solutions including below:

●	Meridian-regulating and Consciousness-restoring Iatrotechnics- a traditional Chinese medicine treatment that is anti-thrombotic to prevent and treat cardiovascular and cerebrovascular diseases.

●	Double Blood Purification – treatment for cardiovascular and cerebrovascular diseases that involves the removal of pathogens and toxins from the blood through physical means such as filtration.

●	Immunological Ozonated Autohemotherapy; the Third-generation Ozone Therapy Device – Autologous Blood Immunotherapy - prevention and treatment of cardiovascular and cerebrovascular diseases relying on the use of an ozone therapy device to remove pathogens and toxins from the blood.

●	PRP (platelet-rich plasma) – prevention and treatment of joint inflammation and injury through the use of platelet rich plasma.

●	Relaxation therapy - a traditional Chinese medicine treatment that is used to treat joint function limitation caused by soft tissue adhesion such as periarthritis of shoulder.

●	Vegetative Nerve Regulation - a treatment for neck, shoulder, back and leg pain.

●	Microwave Therapy – through the use of specific equipment, heat is provided deep into the skin to reduce inflammation, detumescence, relieve pain and improve tissue blood circulation, prevent and cure lumbar muscle strain, arthritis, periarthritis of shoulders and other diseases.

All medical services above are provided by healthcare service providers that are licensed medical institutions, such as hospitals or medical clinics. These medical services are provided directly to our customer by our healthcare service providers, and our healthcare service providers bear the risk of liability related to the medical procedures.

Our operating subsidiaries have contracted with four third-party healthcare service providers. The contracts are set out below:

●	Cooperation Agreement, dated March 26, 2021 and expiring on March 31, 2026, by and between Inner Mongolia Qinguo Health Consulting Co., Ltd. and Hohhot Aihua Traditional Chinese Medicine Hospital, which is located in Hohhot. Under the terms of this agreement, Hohhot Aihua Traditional Chinese Medicine Hospital offers services such as “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “PRP”, “Relaxation therapy”, “Vegetative Nerve Regulation (anterior)” and other conventional therapies.

●	Leasing and Cooperation Agreement, dated October 15, 2020 and expiring on October 15, 2025, by and between Longduoduo Health Technology Co., Ltd and Baotou Jinshi Zhongyi Nephropathy Hospital, which is located in Baotou. Under the terms of this agreement, Baotou Jinshi Zhongyi Nephropathy Hospital offers services such as “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Double Blood Purification” and “Immunological Ozonated Autohemotherapy”.

●	Cooperation Agreement, dated November 18, 2024 and expiring on November 18, 2027, by and between Inner Mongolia Chengheng Health Consulting Co., Ltd and Inner Mongolia Jiuzun Health Examination Co., Ltd, which located in Ordos. Under the terms of this agreement, Zhongyi Hospital Branch of Inner Mongolia Jiuzun Health Examination Co., Ltd offers customers of Chengheng services such as “the Third-generation Ozone Therapy Device – Autologous Blood Immunotherapy”.

●	Cooperation Agreement, dated June 20, 2021 and expiring on June 19, 2026, by and between Longduoduo Health Technology Co., Ltd and Ulanqab Mengzhong Rehabilitation TCM Hospital Co., Ltd, which is located in Ulanqab. Under the terms of this agreement, Ulanqab Mengzhong Rehabilitation TCM Hospital Co., Ltd offers services such as “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “PRP”, “Relaxation therapy”, “Vegetative Nerve Regulation” and other conventional therapies.

Our operating subsidiaries pay service fees to these third-party healthcare service providers based on the number of health products, medical examinations and the services they provide for our customers. We carefully select our third-party healthcare service provider based on our internal assessment of the quality of the provider’s institution and staff. We assess potential third-party healthcare service providers and chose future third-party healthcare service providers that fit our business based on the following points:

●	Quality of Services – including required and complementary services, the quality of the venue, as well as the quality of management, medicines, consumables etc;

●	Location: whether the venue is convenient for our customers.

●	Price: whether the medical examination and treatment price is acceptable.

●	Reputation: whether the providers have a good reputation.

●	Equipment: whether the provider possess advanced medical equipment.

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

Operating Licenses

Our products and services are subject to regulation by governmental agencies in the PRC and Inner Mongolia Province. Business and company registrations are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses. Our licenses include:

●	Longduoduo Health Technology’s operating license enables it to undertake medical information consulting services, corporate management consulting, health management consulting services and so on. The registration number is 91150104MA0QTDXG5T, which is valid from August 20, 2020, and expires on August 19, 2050.

●	Qingguo’s operating license enables it to undertake sales of food, health management consulting services, and medical information consulting services. The registration number is 91150104MA13Q5X152, which is valid from June 18, 2020, with no expiration date.

●	Rongbin’s operating license enables it to undertake medical information consulting services, corporate management consulting, and health management consulting services. The registration number is 91150207MA13UKC301, which is valid from March 18, 2021, and expires on March 17, 2051.

●	Chengheng’s operating license enables it to undertake medical information consulting services, corporate management consulting, and health management consulting services. The registration number is 91150602MA7YN4JE2Q, which is valid from April 09, 2021, and expires on April 08, 2051.

●	Tianju’s operating license enables it to undertake sales of class I medical equipment, pre-packaged food, hygiene products, cosmetics, and disinfection products; health management consulting services; medical information consulting services; software development; biotechnology promotion services; beauty services (excluding medical beauty), technical services, and technology Consultation; leasing of medical equipment. The registration number is 91150902MA7YPWL408, which is valid from July 5, 2021 to July 4, 2051.

●	Julong’s Business License enables us to undertake health management consulting services (excluding medical services) and other related services. The registration number is 91110112MADR3N7X9U, which is valid from July 23, 2024, with no expiration date.

●	Yihua’s Business License enables us to undertake health management consulting services (excluding medical services) and other related services. The registration number is 91110112MADEPYKMXX, which is valid from March 14, 2024, with no expiration date.

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

We believe our primary competitive advantages over our competitors include:

●	strong sales and marketing efforts;

●	our innovative approach to the health care market; and

●	Our flexible management mechanism.

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

Hong Kong

Longduoduo HK and LDDJK were incorporated in Hong Kong and is subject to Hong Kong profits tax. They are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%. The Company has not had any income (loss) subject to the Hong Kong profits tax.

China

Julong and its subsidiaries are subject to a 25% standard enterprise income tax in the PRC. The Company accrued $222,268 and $523,207 of PRC income tax for the years ended June 30, 2025 and 2024.

Employees

The Company has 52 full-time employees. Of those 49, Qingguo has 10 full-time employees, Rongbin has 14 full-time employees, Chengheng has 6 full-time employees, Tianju has 6 full-time employees and Longduoduo Health Technology has 16 full-time employees.

The Company’s employees include 10 with management responsibilities, 19 with administrative and operations responsibilities, and 23 responsible for customer services.

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

Risks Related to Our Business

97% of our revenue during the year ended June 30, 2025 came from a single source: Inner Mongolia Honghai Health Management Co., Ltd. Termination of our relationship with Honghai would likely have serious adverse effects on our financial results.

In June 2023 each of our operating subsidiaries entered into identical Sales Agency Agreements with Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”), pursuant to which our operating subsidiaries serve as sales agents for services provided by Honghai and receive commissions on the sales they initiate. During the year ended June 30, 2025, commissions from sales on behalf of Honghai represented over 97% of our Company’s revenues, while revenues from principal sales, our focus before engaging with Honghai, fell by almost 63%.

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

The operations of our subsidiaries in China, as well as our financial operations in the U.S. to the extent that they affect our subsidiaries in China, will be subject to a high level of control by the national and provincial bureaucracies in the PRC. Exercise by government authorities of that control could significantly interfere with our ability to conduct our operations in the best interests of our company and its shareholders, which could cause the value of our common stock to decline and limit or prevent our efforts to finance the operations of our Chinese subsidiaries.

The government of the PRC is highly bureaucratized, as are the provincial governments in China. Whereas the authority of agencies in the U.S. government is restricted to a stated mandate by principles and regulations of administrative law, agencies of the PRC government have broad authority to impose and administer regulations, and to collect information, as they deem in the best interests of the nation. As a result, our Company’s Board of Directors may find its ability to develop and implement a business plan constrained by the regulatory activities of government agencies in the PRC, which are able to exert substantial and wide-ranging control over our Company’s operations, both those of our Chinese subsidiaries, and the financial operations of Longduoduo.

The PRC agencies that will exercise significant control over our Company’s operations include:

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

Investors considering investment in Longduoduo, therefore, should understand that the control of our Board of Directors over the plans and operations of our Company will be subject to the extensive control that the government of China may exercise over both our Chinese subsidiaries and the activities of its U.S. parent company as they involve our Chinese subsidiaries. Our Board may find, at times, that actions it considers in the best interests of our Company and its shareholders are restricted or prevented by policies of one or more Chinese government agencies. These restrictions, in turn, may make our public securities less valuable and interfere with our efforts to raise capital for the operations of our Chinese subsidiaries.

The government of China will make a direct intervention into the operations of a China-based company and take control of its operations or significantly restrict its operations if the government believes such action is in the best interests of the Chinese nation.

The Chinese government may intervene or influence our operations at any time, or may exert control over operations of our business, which could result in a material change in our operations and/or the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. The government of the PRC is not bound by principles of substantive due process similar to those binding on the U.S. government. Therefore, the government of the PRC considers itself charged with unrestricted responsibility for the well-being of its nation, and will intervene in the economy of the PRC in general or in the affairs of an individual enterprise within the PRC, as it deems appropriate to protect the well-being of the PRC. Such intervention can take the form of restrictions on the operations of the enterprise, denial of approvals required under Chinese law to conduct the business of the enterprise, influence exerted on the appointment of management, and has in some cases involved government seizure of the assets of an enterprise. A U.S. investor in Longduoduo will be at risk of an intervention by the PRC government in the Chinese medical services business in general or the business of our Chinese subsidiaries in particular, as well as the risk that the PRC government will impose new restrictions on the ability of Longduoduo to fund the operations of our Chinese subsidiaries, such as restrictions on the use of offshore sources to fund the operations of our Chinese subsidiaries. Any such intervention by the PRC government in the operations of our Chinese subsidiaries could undermine our business plan and cause the value of an investment in Longduoduo to significantly decline or become worthless.

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

Longduoduo recently engaged Bush & Associates CPA LLC as its independent auditor. Bush & Associates is headquartered in the State of Nevada. The PCAOB is able to, and does, fully conduct inspections of our auditor’s work papers. There remains a risk, however, that the government of the PRC might in the future impose restrictions on the communication of information to auditors or by auditors of issuers whose operations are located within the PRC, in such a way that investors in the securities of such issuers do not receive the full benefit of the audits. In that situation, it could occur that the SEC would bar trading platforms subject to U.S. jurisdiction from listing Longduoduo’s securities for trading. Such an occurrence would be likely to cause the value of Longduoduo’s securities to diminish significantly.

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

We intend to fund the growth of our business in large part by raising capital in Longduoduo through its sale of securities outside of the PRC. The capital markets in the U.S. that we might access for financing will depend in large part on our ability to secure a listing on Nasdaq, OTCQX or one of the registered securities exchanges. The Trial Administrative Measures adopted on March 31, 2023 require that at the time we apply to an exchange (which for this purpose will include Nasdaq, OTCQB or OTCQX), we must file an extensive application with the CSRC and await approval by CSRC of the listing. The CSRC has indicated an intent to use these applications in order to protect the PRC from foreign control of (or significant influence over) important Chinese businesses. We cannot determine what criteria the CSRC will apply for this purpose. The regulations, therefore, create for our investors a risk that our efforts to finance our Chinese subsidiaries by selling Longduoduo securities abroad will be restricted, delayed or eliminated by CSRC’s implementation of the listing requirements in the Trial Administrative Measures. That risk, if realized, could prevent us from expanding our Chinese subsidiaries’s business, which could reduce or eliminate the value of Longduoduo common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have established certain processes for identifying, evaluating, and managing material risks from cybersecurity threats as a part of our overall technology management strategy. These processes are designed and reassessed on a periodic basis to help protect our technology assets and operations from internal and external security threats.

The Company’s employees are required to sign confidentiality agreements in an effort to, among other things, help to ensure cybersecurity. The Company has taken measures to better ensure that key employees are aware of data security threats (including cybersecurity threats), and Company security policies and procedures, as appropriate. Improper or illegitimate use of the Company’s information system resources or violation of the Company’s information security policies and procedures may result in disciplinary action.

In the last two fiscal years, we have not identified cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business, results of operations, or financial condition. Although we proactively attempt to prevent all threats, we are unable to eliminate all risk from cybersecurity threats or provide assurance that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see Item 1A.

Item 2. Properties.

The Company does not own any real property. We believe the premises we now have under lease will be adequate for our operations for the foreseeable future.

Office Leases

In October of 2020, Longduoduo Health Technology entered into an operating cooperation agreement with Baotou Jinshi Traditional Chinese Medicine Nephropathy Hospital Co., Ltd. Under the terms, Longduoduo Health Technology is able to use its office space (approximately 1000 square meters) free of charge during the period between October 15, 2020 and October 15, 2025. On March 18, 2021, Longduoduo Health Technology entered into an assignment agreement with Rongbin, pursuant to which Longduoduo Health Technology transferred all the rights and obligations under the cooperation agreement to Rongbin, which has been confirmed by Baotou Jin’s Traditional Chinese Medicine Nephropathy Hospital Co., Ltd.

On March 11 of 2025, Longduoduo Health Technology leased office space (approximately 160 square meters) under an operating lease agreement with Liu Libao. Under the terms of the agreement, Longduoduo Health Technology is committed to make lease payments of approximately $4,160 (RMB30,000) for the period between March 11, 2025 and March 10, 2026.

On April 1 of 2024, Tianju leased office space (approximately 595 square meters) under an operating lease agreement with Sun Xueqin. Under the terms of the agreement, Tianju is committed to make lease payments of approximately $19,000 (RMB137,000) annually for the period between April 1, 2024 and March 31, 2027.

On September 19, 2025, Qingguo leased office space (approximately 482 square meters) under an operating lease agreement with Chen Mingyue. Under the terms of the agreement, Qingguo is committed to make lease payments of approximately $30,695 (RMB 220,000) for the period between September 10, 2025 and September 9, 2026.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is quoted on the OTCID Market under the symbol “LDDD”. The quotations reported on the OTCID Market reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The Company’s common stock is thinly traded. The quoted bid and asked prices for the Common Stock vary significantly from week to week. An investor holding shares of the Company’s Common Stock may find it difficult to sell the shares and may find it impossible to sell more than a small number of shares at the quoted bid price.

Holders of Securities

As of the date of filing of this report, we had 50 shareholders of record and 30,015,036 outstanding shares of common stock, par value $0.001.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not have any unregistered sales of equity securities during the fourth quarter of the fiscal year ended June 30, 2025.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal quarter ended June 30, 2025.

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

Results of Operations for the Years Ended June 30, 2025 and 2024

The following table shows key components of the results of operations during the years ended June 30, 2025 and 2024:

	For the Years Ended June 30,		Change
	2025	2024	$	%
Total revenue	$4,262,663	$7,389,842	$(3,127,179)	(42)%
Cost of revenue	91,099	173,349	(82,250)	(47)%
Gross Profit	4,171,564	7,216,493	(3,044,929)	(42)%

Total operating expenses	3,618,885	5,190,352	(1,571,467)	(30)%
Income from operations	552,679	2,026,141	(1,473,462)	(73)%
Other income (expense)	161,849	(139,656)	301,505	(216)%
Income before income taxes	714,528	1,886,485	(1,171,957)	(62)%
Income taxes	222,268	523,207	(300,939)	(58)%
Net income	492,260	1,363,278	(871,018)	(64)%

During the year ended June 30, 2025, our total revenue was $4,262,663, of which $120,866 was attributable to the sale of healthcare services, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $4,141,797 of revenue was attributable to commissions earned by the Company from its service as sales agent for Honghai. In June of 2023, the Company began to engage in the sales agent business and focused on the sales of preventive healthcare solutions administered by Honghai, with whom we have a Sales Agency Agreement. As of June 30, 2025, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Huhhot, Ulanqab, Huhhot, Baotou and Ordos, respectively, which include four of the largest cities in Inner Mongolia, China.

Annual to annual revenue fell by 42% as compared with the operating revenue of $7,389,842 for the year ended June 30, 2024. The decrease was primarily attributable to the fact that Inner Mongolia was emerging from the pandemic during the year ended June 30, 2024. A large number of customers received services during that period that they had earlier paid for but could not receive. This resulted in a surge in revenue during the year ended June 30, 2024. One other important factor influencing revenue in the recent year is the impact of the economic environment, which has led to a decrease in customer health expenditures. Management believes that the government has recently introduced policies to promote economic recovery, but it may take some time for the situation to truly improve. Meanwhile, as we wait for the economy to revive, the Company is implementing plans to improve its operations by adjusting its operational policies.

Cost of revenue relates solely to our healthcare service revenue, and mainly consists of our payments to the third-party healthcare service providers who perform healthcare services for our customers. During the year ended June 30, 2025, our cost of revenue was $91,099, with the result that our gross profit from service revenue was $29,767 (a gross margin of 25%). By comparison, our gross profit from healthcare service revenue for the year ended June 30, 2024 was $154,250, representing 47% of service revenue for that year.

When our net service revenue in fiscal year 2025 was combined with commission revenue (for which there is no cost of revenue), we achieved gross profit of $4,171,564. However, we realized only $552,679 in income from operations for the year ended June 30, 2025 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Our operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses in fiscal year 2025 decreased by $1,571,467, primarily attributable to:

●	$1,942,661 in advertising and promotion expenses incurred in the year ended June 30, 2025, compared to $3,338,737 recorded in the year ended June 30, 2024. The decrease was primarily attributable to the decline in revenue, which we intend to roll over into expanded advertising and promotion expense for the purpose of achieving a broader market.

●	$182,198 in professional fees in the year ended June 30, 2025, compared to $172,337 in recorded in the year ended June 30, 2024. In both cases, the expense was primarily related to the costs incurred by the Company to establish and sustain its status as an SEC-reporting company in the United States.

●	$580,370 in salaries and benefits expenses in the year ended June 30, 2025, compared to $642,094 in the year ended June 30, 2024. The decrease in our labor costs was primarily caused by the Company decreasing the number of employees due to adjustments in its operational policies.

●	$722,447 in office expenses in the year ended June 30, 2025, compared to $878,968 in the year ended June 30, 2024. The decrease was mainly attributable to the decline in revenue, which reduced additional administrative services.

Our net income for the year ended June 30, 2025 was $492,260, compared to a net income of $1,363,278 in the year ended June 30, 2024.

Each of the four subsidiaries of Longduoduo Health Technology has a minority shareholder holding from 10% of its equity (Qingguo) to 49% of its equity (Tianju). For that reason, we allocate to non-controlling interests the portion of net income corresponding to the minority interest. After that allocation of $31,825, the net income attributable to common stockholders for the year ended June 30, 2025 was $460,435 (i.e. $0.015 per share). By comparison, for the year ended June 30, 2024 we recorded a net income attributable to common stockholders of $1,255,448.

Our reporting currency is the U.S. dollar. Our functional currency is the local currency, which is the Renminbi (RMB) for our Chinese subsidiaries, the Hong Kong Dollar (HKD) for our Hong Kong subsidiaries, and the U.S. Dollar (USD) for our BVI subsidiary. Results of operations and cash flow for RMB and HKD are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the years ended June 30, 2025 and 2024, foreign currency translation adjustments of $22,921 and $(11,722), respectively, have been reported as other comprehensive income in the consolidated statement of operations and comprehensive income.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $1,642,721 in cash and cash equivalents. On the same date, we had a working capital of only $983,123, primarily because we received $335,484 of deferred revenue from customers as prepayment for future services and products but used the majority of the deposited sum to pay ongoing expenses and so had only $133,610 in prepayments on our June 30, 2025 balance sheet. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

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

Cash Flows

The following table summarizes our cash flows for the years ended June 30, 2025 and 2024.

	For the Years Ended June 30,		Change
	2025	2024	$
Net cash provided by operating activities	$277,365	$582,282	$(304,917)
Net cash used in investing activities	(59,375)	(305,495)	246,120
Net cash provided by (used in) financing activities	-	-	-
Effect of exchange rate fluctuation on cash and cash equivalents	20,689	(9,307)	29,996
Net increase in cash and cash equivalents	238,679	267,480	(28,801)
Cash and cash equivalents, beginning of year	1,404,042	1,136,562	267,480
Cash and cash equivalents, end of year	$1,642,721	$1,404,042	$238,679

Net Cash Provided by Operating Activities

For the year ended June 30, 2025, we had cash provided by operating activities of $277,365, compared to $582,282 for the year ended June 30, 2024. Cash provided by operations during the year ended June 30, 2025 was primarily due to recording net income of $492,260, which was partially offset by deferred revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended June 30, 2025 was $59,375, compared to $305,495 for the year ended June 30, 2024. In both periods, the cash was used for the purchase of fixed assets and office decoration.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the years ended June 30, 2025 and 2024 was $0.

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

In our preparation of the financial statements for the year ended June 30, 2025, there was no estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Longduoduo Company Limited

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Longduoduo Company Limited and its subsidiaries (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Henderson, Nevada

September 26, 2025

PCAOB ID Number 6797

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2025	2024

Assets
Current Assets:
Cash and cash equivalents	$1,642,721	$1,404,042
Other receivables	37,256	131,376
Prepayments	133,610	124,427
Total current assets	1,813,587	1,659,845
Property and equipment, net	280,003	353,486
Right-of-use assets	32,906	50,070
Total assets	$2,126,496	$2,063,401

Liabilities and Equity (Deficit)
Current Liabilities:
Accounts payable	$399,906	$358,613
Deferred revenue	335,484	713,360
Accrued expenses	50,027	50,107
Due to related parties	408	2,233
Other payables	-	35,660
Operating lease liabilities, current	18,570	17,618
Other current liabilities	26,069	86,645
Total current liabilities	830,464	1,264,236
Operating lease liabilities, less current portion	-	18,314
Total liabilities	830,464	1,282,550

Equity (Deficit):
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and 2024	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 30,015,036 and 30,005,016 shares issued and outstanding at June 30, 2025 and 2024, respectively	30,015	30,005
Additional paid-in capital	7,246,719	7,246,729
Accumulated deficit	(6,169,197)	(6,629,632)
Accumulated other comprehensive income	77,028	55,413
Total stockholders’ equity	1,184,565	702,515
Non-controlling interests	111,467	78,336
Total stockholders’ equity attributable to the common stockholders	1,296,032	780,851
Total liabilities and equity	$2,126,496	$2,063,401

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2025	2024

Revenues:
Service revenue	$120,866	$327,599
Commission revenue	4,141,797	7,062,243
Total revenues	4,262,663	7,389,842
Cost of revenue:
Cost of service revenue	91,099	173,349
Total cost of revenues	91,099	173,349
Gross profit	4,171,564	7,216,493

Selling, general and administrative expenses	3,618,885	5,190,352
Income from operations	552,679	2,026,141
Other income (expense)	161,849	(139,656)
Income before provision for income taxes	714,528	1,886,485
Provision for income taxes	222,268	523,207
Net income	492,260	1,363,278
Less: net income attributable to non-controlling interests	31,825	107,830
Net income attributable to common stockholders	$460,435	$1,255,448

Comprehensive income:
Net income	$492,260	$1,363,278
Foreign currency translation adjustment	22,921	(11,772)
Comprehensive income	515,181	1,351,506
Less: comprehensive income attributable to non-controlling interests	33,131	107,034
Comprehensive income attributable to the common stockholders	$482,050	$1,244,472

Basic and diluted income per share	$0.015	$0.042
Weighted average number of shares outstanding - basic and diluted	30,009,878	30,005,016

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2025 AND JUNE 30, 2024

	Common stock		Additional		Accumulated Other	Total Stockholder’	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance at June 30, 2023	30,005,008	$30,005	$7,246,729	$(7,885,080)	$66,389	$(541,957)	$(28,698)	$(570,655)
Adjustment for the reverse stock split	8	-	-	-	-	-	-	-
Net income	-	-	-	1,255,448	-	1,255,448	107,830	1,363,278
Foreign currency translation adjustment	-	-	-	-	(10,976)	(10,976)	(796)	(11,772)
Balance at June 30, 2024	30,005,016	$30,005	$7,246,729	$(6,629,632)	$55,413	$702,515	$78,336	$780,851
Stock issued and exchanged for shares of LDD	10,020	10	(10)	-	-	-	-	-
Net income	-	-	-	460,435	-	460,435	31,825	492,260
Foreign currency translation adjustment	-	-	-	-	21,615	21,615	1,306	22,921
Balance at June 30, 2025	30,015,036	$30,015	$7,246,719	$(6,169,197)	$77,028	$1,184,565	$111,467	$1,296,032

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$492,260	$1,363,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	137,290	102,032
Loss on disposal of fixed assets	-	10,070
Operating lease expense	63,345	58,790
Changes in operating assets and liabilities:
Other receivables	95,330	(24,702)
Prepayments	(53,139)	(114,643)
Inventories	-	830
Due from related parties	20,092	(5,016)
Accounts payable	36,036	(689,296)
Deferred revenue	(385,316)	126,980
Accrued expenses	(776)	(40,922)
Due to related parties	(11,462)	(100,902)
Security deposits	-	(54,992)
Other payables	(35,922)	(48,940)
Payment of operating lease liabilities	(18,990)	(14,250)
Other current liabilities	(61,383)	13,965
Net cash provided by operating activities	277,365	582,282

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(59,375)	(305,495)
Net cash used in investing activities	(59,375)	(305,495)

Cash Flows from Financing Activities
Proceeds from short-term borrowing from third party	-	-
Net cash (used in) Financing Activities	-	-

Effect of exchange rate fluctuation on cash and cash equivalents	20,689	(9,307)
Net increase in cash and cash equivalents	238,679	267,480

Cash and cash equivalents, beginning of year	1,404,042	1,136,562
Cash and cash equivalents, end of year	$1,642,721	$1,404,042

Supplemental Non-Cash Investing and Financing Activities
Share issuance for acquisition	$-	$-
Share issuance in exchange for equipment	$-	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income taxes	$231,580	$523,207
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND JUNE 30, 2024

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

Longduoduo’s subsidiaries include:

●	Longduoduo Company Limited (Hong Kong) (“Longduoduo HK”), was established on July 26, 2021 under the laws of Hong Kong. On October 26, 2021, Longduoduo issued 30,000,000 shares of its common stock to the original shareholders of Longduoduo HK, in exchange for 100% of the outstanding shares of Longduoduo HK.

●	LDD Technology Limited (“LDD”) was established on March 18, 2024 under the laws of British Virgin Islands. On February 19, 2025, Longduoduo issued 10,020 shares of its common stock to the original shareholders of LDD, in exchange for 100% of the outstanding shares of LDD .

●	LDDJK Hong Kong Limited (“LDDJK”) was established on April 9, 2024 under the laws of Hong Kong. LDD has controlled 100% of LDDJK since its inception.

●	Beijing Julong Health Consulting Co., Limited (“Julong”) was established in Beijing, China on July 23, 2024. LDDJK has controlled 100% of Julong since its inception.

●	Beijing Yihua Health Consulting Co., Limited (“Yihua”) was established in Beijing, China on March 14, 2024. On January 7, 2025, Julong acquired all the shares held by the original shareholders of Yihua, and controlled 100% ownership of Yihua.

●	Longduoduo Health Technology Company Limited (“Longduoduo Health Technology”) is a privately held Limited Company, registered in Inner Mongolia, China on August 20, 2020. On August 16, 2021, Longduoduo HK acquired 100% of Longduoduo Health Technology from the original shareholders of Longduoduo Health Technology. On April 2, 2025, Julong acquired 100% of Longduoduo Health Technology from Longduoduo HK.

●	Inner Mongolia Qingguo Health Consulting Company Limited (“Qingguo”) is a privately held Limited Company, registered in Inner Mongolia, China on June 18, 2020. On September 8, 2020, Longduoduo Health Technology acquired 90% of Qingguo from the original shareholders of Qingguo.

●	Inner Mongolia Rongbin Health Consulting Company Limited (“Rongbin”) is a privately held Limited Company, registered in Inner Mongolia, China on March 18, 2021. Longduoduo Health Technology has controlled 80% of Rongbin since its inception.

●	Inner Mongolia Chengheng Health Consulting Company Limited (“Chengheng”) is a privately held Limited Company, registered in Inner Mongolia, China on April 9, 2021. Longduoduo Health Technology has controlled 80% of Chengheng since its inception.

●	Inner Mongolia Tianju Health Consulting Company Limited (“Tianju”) is a privately held Limited Company registered in Inner Mongolia, China on July 5, 2021. Longduoduo Health Technology has controlled 51% of Tianju since inception.

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND JUNE 30, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of presentation

The accompanying consolidated financial statements are expressed in U.S. Dollars and have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

B. Principles of consolidation

The consolidated financial statements include the accounts of Longduoduo and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income of these subsidiaries.

LDD Technology Limited was established on March 18, 2024 under the laws of British Virgin Islands. LDD is a holding company with no business operations of its own. On February 19, 2025, Longduoduo issued 10,020 shares of its common stock to the original shareholders of LDD, and assumed all the original shareholders' capital contribution obligations of LDD, in exchange for 100% of the outstanding shares of LDD. This transaction is treated in the Company’s financial statements as a corporate restructuring (reorganization) of entities under common control, as LDD and Longduoduo have at all times been under the control of Mr. Zhang Liang. Therefore, this transaction is accounted for by the carry-over basis method (also referred to as the pooling-of-interests method or historical-cost method). The assets and liabilities transferred are recorded by the receiving entity at their historical carrying amounts in the consolidated financial statements of the controlling parent, not at fair value. No new goodwill is recognized, and no gain or loss is recorded. In accordance with ASC 805-50-45-5, the current capital structure has been retroactively presented in prior periods as if such structure existed at that time, and the entities under common control are presented on a combined basis for all periods. Since LDD and Longduoduo were under common control for all periods presented, the results of LDD are included in the Company’s financial statements for all periods presented.

Longduoduo’s subsidiaries as of June 30, 2025 are listed as follows:

Name	Place of Incorporation	Attributable equity interest %	Authorized capital
Longduoduo Company Limited	Hong Kong	100	HK$	10,000
LDD Technology Limited	British Virgin Islands	100		$100,000
LDDJK Hong Kong Limited	Hong Kong	100	HK$	10,000
Beijing Julong Health Consulting Co., Limited	China	100		0
Beijing Yihua Health Consulting Co., Limited	China	100		0
Longduoduo Health Technology Company Limited	China	100		0
Inner Mongolia Qingguo Health Consulting Company Limited	China	90		0
Inner Mongolia Rongbin Health Consulting Company Limited	China	80		0
Inner Mongolia Chengheng Health Consulting Company Limited	China	80		0
Inner Mongolia Tianju Health Consulting Company Limited	China	51		0

C. Use of estimates

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND JUNE 30, 2024

D. Functional currency and foreign currency translation

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Chinese Renminbi (“RMB’), except the functional currency of Longduoduo HK and LDDJK is the Hong Kong Dollar and the functional currency of Longduoduo and LDD is the United States Dollar (“US Dollars” or “$”). The reporting currency of these consolidated financial statements is in US Dollars.

The financial statements of Longduoduo’s subsidiaries, which are prepared using the RMB and HKD, are translated into the Company’s reporting currency, the US Dollar. Assets and liabilities are translated using the exchange rate at each reporting period end date. Revenue and expenses are translated using weighted average rates prevailing during each reporting period, and stockholders’ equity (deficit) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income or expense.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

For the Years Ended June 30,
		2025	2024
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.1672/7.8499	7.2675/7.8081
Revenue and expenses	period weighted average	7.2145/7.7895	7.2107/7.8190

E. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$70,000). As of June 30, 2025 and 2024, the Company had $1,130,547 and $826,853 cash in excess of the insured amount, respectively.

For each of the years ended June 30, 2025 and 2024, one customer accounted for 97.2% and 95.6% of revenue.

For the years ended June 30, 2025 and 2024, the Company had two and three major suppliers, respectively, that accounted for over 10% of its total cost of revenue.

	Year ended June 30, 2025		Year ended June 30, 2024
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue

Supplier A	$29,666	33%	$57,358	33%
Supplier B	38,502	42%	31,216	18%
Supplier C	-	-	63,663	37%

F. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of June 30, 2025 and 2024.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND JUNE 30, 2024

G. Property and equipment

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

H. Intangible Assets

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

There were no transfers between level 1, level 2 or level 3 measurements for the years ended June 30, 2025 and 2024.

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, other receivables, prepayments, due from related parties, accounts payable, deferred revenue, accrued expenses, due to related parties and other payables. As of June 30, 2025 and 2024, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND JUNE 30, 2024

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

Management regularly reviews the sales returns and allowances based on historical experience. Any subsequent sales returns and cancellations are recognized upon notification from the customers. The liability for sales returns and allowances relating to the sale of healthcare service packages amounted to $208 and $923 as of June 30, 2025 and June 30, 2024, respectively. Management’s provision for sales returns and allowances was 1.60% and 1.13%, respectively, of the total service revenue for the years ended June 30, 2025 and 2024.

The Company typically collects fees before delivery of healthcare packages. Amounts received from a customer before the delivery of the healthcare package are recorded as deferred revenue on the Consolidated Balance Sheets.

Commission Revenue

Commencing in the three months ended June 30, 2023, the Company started offering in a sales agent capacity healthcare service and product packages of a third-party provider. The third party is responsible for fulfillment of the services to the customer and the Company has no performance commitment or liability to the customer. The Company receives deposits from the customers, remits to the third-party provider the provider’s contracted amounts, and retains the remaining amounts as commission revenue. The commission revenue is recognized upon acceptance of the customer contract by the third-party provider and is presented on a net basis in the Statement of Operations and Comprehensive Income.

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

FOR THE YEARS ENDED JUNE 30, 2025 AND JUNE 30, 2024

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

NOTE 3. PREPAYMENTS

Prepayments primarily include prepaid expenses, equipment, leasing and products in advance to suppliers. As of June 30, 2025 and 2024, prepayments and deferred expenses were $133,610 and $124,427, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND JUNE 30, 2024

NOTE 4. PROPERTY AND EQUIPMENT

At June 30, 2025 and 2024, property and equipment, at cost, consisted of:

	June 30,	June 30,
	2025	2024

Office equipment and furniture	$452,187	$461,562
Leasehold improvement	70,404	40,506
Total	522,591	502,068
Accumulated depreciation	242,588	148,582
Total property and equipment, net	$280,003	$353,486

The Company recorded depreciation expense of $137,290 for the year ended June 30, 2025, of which $127,864 was recorded as operating expense and $9,426 was recorded as cost of revenue.

The Company recorded depreciation expense of $102,032 for the year ended June 30, 2024, of which $92,492 was recorded as operating expense and $9,540 was recorded as cost of revenue.

The Company disposed of fully depreciated assets with a total value of $46,271 for the year ended June 30, 2025.

NOTE 5. RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties consists of the following:

Name of related party	June 30, 2025	June 30, 2024
Zhang Liang	$408	$2,233
Total	$408	$2,233

Until November 29, 2023, Zhang Liang was the President and Chairman of the Board of Longduoduo. Mr. Zhang Liang controls approximately 51.3% of Longduoduo’s issued and outstanding common stock. These advances due to related parties are unsecured, repayable on demand, and bear no interest.

Related parties’ transactions

Related parties’ transactions consists of the following:

	For the year ended June 30,
Name of related parties	2025	2024
Zhang Liang	$8,630	$(105,918)
Total	$8,630	$(105,918)

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND JUNE 30, 2024

China

Julong and its subsidiaries are subject to a 25% standard enterprise income tax in the PRC. If the taxable income in the calendar year does not exceed RMB 3 million, only 25% of the taxable income will be included in the tax base, which is then subject to a preferential tax rate of 20%. The Company accrued $222,268 and $523,207 of PRC income tax for the years ended June 30, 2025 and 2024.

A summary of income (loss) before income taxes for domestic and foreign locations for the years ended June 30, 2025 and 2024 is as follows:

	For the year ended June 30,
	2025	2024
United States	$(219,614)	$(200,515)
Foreign	934,142	2,087,000
Total Income before income taxes	$714,528	$1,886,485

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the year ended
	June 30,	June 30,
	2025	2024
Income tax (benefit) at USA statutory rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Income tax (benefit) at USA effective rate	0%	0%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the year ended June 30,
	2025	2024
Income tax (benefit) at PRC statutory rate	25%	25%
Utilization of net operating loss carry forward	-	(1)%
Tax preference	(10.2)%	-
PRC valuation allowance	3%	1%
Income tax (benefit) at PRC effective rate	17.8%	25%

The Company did not recognize deferred tax assets since it is not more likely than not that it will realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Julong and subsidiaries in China.

As of June 30, 2025, Julong and its subsidiaries had total net operating loss carry forwards of approximately $414,846 in the PRC that expire through 2030. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $103,712 and $9,696 related to its operations in the PRC as of June 30, 2025 and 2024, respectively. The PRC valuation allowance has increased by $ 94,016 and decreased by $77,798 for the years ended June 30, 2025 and 2024, respectively.

The Company incurred losses from its United States operations during the year ended June 30, 2025 of approximately $219,614. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $259,555 and $199,817 against the deferred tax assets related to the Company’s United States operations as of June 30, 2025 and 2024, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $59,738 and $28,490 for the years ended June 30, 2025, and 2024, respectively.

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

NOTE 7. LEASES

On April 1 of 2024, Tianju leased office space (approximately 595 square meters) under an operating lease agreement with Sun Xueqin. Under the terms of the agreement, Tianju is committed to make lease payments of approximately $19,000 (RMB137,000) annually for the period between April 1, 2024 and March 31, 2027.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND JUNE 30, 2024

On August 14, 2024, Qingguo leased office space (approximately 482 square meters) under an operating lease agreement with Inner Mongolia Chuangfuhui Enterprise Management Co., Ltd. Under the terms of the agreement, Qingguo was committed to make lease payments of approximately $30,700 (RMB 220,000) for the period between September 10, 2024 and September 9, 2025. On September 19, 2025, Qingguo with Chen Mingyue signed an agreement leased this office space under non-cancellable operating lease agreements. Under terms of the lease agreement, from September 10, 2025, Qingguo is committed to make lease payments of approximately $30,695 per year for 1 year.

On November 20, 2024, Chengheng leased an office space (approximately 611 square meters) under an operating lease agreement from Dongsheng District Baiyan Health Consultation Department. Under the terms of the agreement, Chengheng is committed to make lease payments of approximately $16,700 (RMB120,000) for the period between November 20, 2024 and November 20, 2025.

On March 11 of 2025, Longduoduo Health Technology leased office space (approximately 160 square meters) under an operating lease agreement with Liu Libao. Under the terms of the agreement, Longduoduo Health Technology is committed to make lease payments of approximately $4,200 (RMB30,000) for the period between March 11, 2025 and March 10, 2026.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed to by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to these noncancelable operating leases was $63,345 and $58,790 for the years ended June 30, 2025 and 2024, respectively.

Balance sheet information related to the Company’s leases is presented below:

	June 30, 2025	June 30, 2024
Assets
Operating lease right of use assets	$32,906	$50,070
Liabilities
Operating lease liabilities – current	$18,570	$17,618
Operating lease liabilities – non-current	-	18,314
Total Operating lease liabilities	$18,570	$35,932

Other information related to leases is presented below:

	For the year ended June 30,
	2025	2024
Cash Paid for Amounts Included in Measurement of Liabilities:
Operating cash flows used in operating leases	$18,990	$14,250
Weighted Average Remaining Lease Term:
Operating leases	1.75 years	2.75 years
Weighted Average Discount Rate
Operating leases	3.95%	3.95%

As most of the Company’s leases do not provide an implicit rate, the Company uses 1-5 years borrowing rate from bank of 3.95% based on the information available at commencement date in determining the present value of lease payments.

Maturities of lease liabilities are as follows:

For the year ending June 30:
2026	$19,115
Total lease payments	19,115
Less: imputed interest	(545)
Total lease liabilities	$18,570

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND JUNE 30, 2024

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

The Company was not subject to any material loss contingency as of June 30, 2025 and 2024.

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

Share exchange under common control

On February 19, 2025, Longduoduo issued 10,020 shares of its common stock to the original shareholders of LDD, in exchange for 100% of the outstanding shares of LDD. This transaction is treated as a corporate restructuring (reorganization) of entities under common control, as each of the entities have at all times been under the control of Mr. Zhang Liang.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND JUNE 30, 2024

NOTE 10. BASIC AND DILUTED EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares comprise shares issuable upon the exercise of share-based awards, using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is shown as follows:

	For the year ended June 30,
	2025	2024
Numerator:
Net income attributable to common stockholders	$460,435	$1,255,448
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,009,878	30,005,016
Net income per share:
Basic and diluted	$0.015	$0.042

NOTE 11. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. The Company holds 90%, 80%, 80% and 51% interest of Qingguo, Chengheng, Rongbin and Tianju as of June 30, 2025, respectively.

As of June 30, 2025 and 2024, the non-controlling interests in the consolidated balance sheet was $111,467 and $78,336, respectively.

For year ended June 30, 2025, the comprehensive income attributable to common stockholders and non-controlling interests were $482,050 and $33,131, respectively.

For year ended June 30, 2024, the comprehensive income attributable to common stockholders and non-controlling interests were $1,244,472 and $107,034, respectively.

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2025 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2025. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2025 for the purposes described in this paragraph.

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

As of June 30, 2025, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the four material weaknesses identified above under the heading “Evaluation of Disclosure Controls and Procedures.”

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the quarter ended June 30, 2025 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name and Address*	Age	Position/Title
Xu Huibo	43	President and Chairman of the Board
Zhou Hongxiao	49	Chief Executive Officer and Director
Wu Binbin	37	Director
Shan Bo	43	Director
Ma Jiayang	30	Director
Kang Liping	42	Chief Financial Officer

*	The business address for all directors and officers is G3-5-8016, Shui’an Town, Ruyi Headquarte, Hohhot Economic Development District, Hohhot, Inner Mongolia, China 010000.

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

Section 16(a) Beneficial Ownership Reports Compliance

Under U.S. securities laws, commencing on November 27, 2023 when we registered our common stock with the SEC, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due. To our knowledge, based solely on our review of copies of the reports filed with the SEC, we believe that all reporting requirements for fiscal year 2025 were complied with by each person who at any time during the 2025 fiscal year was a director or an executive officer or held more than 10% of our common stock,

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid by Longduoduo or its subsidiaries to its Chairman of the Board, Chief Executive Officer and Chief Financial Officer during the past two fiscal years. There was no officer or employee whose compensation for fiscal year 2025 exceeded $100,000.

						Non- Equity	Non- qualified
						Incentive	Deferred	All
	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Plan Comp.	Comp. Earnings	Other Comp.	Total
Name and Principal Position	June 30	($)*	($)	($)	($)	($)	($)	($)	($)
Xu Huibo	2025	36,046	-	-	-	-	-	-	36,046
Chairman of the Board	2024	41,784	-	-	-	-	-	-	41,784

Zhou Hongxiao	2025	22,245	-	-	-	-	-	-	22,245
CEO	2024	38,218	-	-	-	-	-	-	38,218

Kang Liping	2025	21,921	-	-	-	-	-	-	21,921
CFO	2024	19,646	-	-	-	-	-	-	19,646

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for any officer or employee as of June 30, 2025 or 2024, respectively.

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

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. The address for each person listed in the table is c/o Longduoduo, G3-5-8016 Shui’an Town, Ruyi Headquarters Base, Hohhot Economic Development Zone, Inner Mongolia.

The percentage ownership information shown in the table below is calculated based on 30,015,036 shares of our common stock issued and outstanding as of the date of this report. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Executive Officers and Directors	Amount of Beneficial Ownership of Common Stock (1)	Percentage Ownership of Common Stock
Directors and Named Executive Officers:
Xu Huibo	106,036	0.35%
Shan Bo	-	-%
Zhou Hongxiao	-	-%
Wu Binbin	-	-%
Ma Jiayang	-	-%
Kang Liping	5,017	0.02%
	-	-
All executive officers and directors as a group (6 persons)	111,053	0.37%

5% or Greater Shareholders
Zhang Liang	15,397,680	51.30%
Li Qiaozhen	1,596,034	5.32%
Liu Jiazhong	1,527,700	5.09%
Guo Xiaozhen	1,677,234	5.59%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. All shares represent only common stock held by shareholders as no options are issued or outstanding.

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

The following table shows the fees that were billed for the audit and other services provided by Bush & Associates CPA LLC with respect to the fiscal year ended June 30, 2025 and 2024.

	Year Ended June 30,
	2025		2024
Audit fees		$135,000		$128,000
Audit-related fees	$		$
Tax fees	$		$
All other fees	$		$

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Articles of Incorporation of Registrant (1)
3.1(b)	Certificate of Change Pursuant to NRS 78.209 filed on September 21, 2023 (2)
3.2	Bylaws of Registrant (1)
4(iv)	Description of Common Stock(3)
10.1	Form of Sales Agency Agreement, dated June 20, 2023 and expiring on June 20, 2026 by and between (a) Longduoduo Health Technology Co., Ltd. and Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”), (b) Inner Mongolia Rongbin Health Consulting Co., Ltd. and Honghai, (c) Inner Mongolia Chengheng Health Consulting Co., Ltd. and Honghai, (d) Inner Mongolia Qinguo Health Consulting Co., Ltd. and Honghai, and (e) Inner Mongolia Tianju Health Consulting Company Limited and Honghai.(4)
14	Code of Business Conduct and Ethics (4)
21.1	List of Company Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 10, 2021.
(2)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2023.
(3)	Incorporated by reference to the description of the common stock contained in the Company’s Registration Statement on Form 8-A filed on November 27, 2023
(4)	Incorporated by reference to the Exhibits to the Annual Report on Form 10-K for the year ended June 30, 2024 filed on October 15, 2024.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	September 26, 2025
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	September 26, 2025
Kang Liping	(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below on September 26, 2025 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Zhou Hongxiao	Chief Executive Officer; Director
Zhou Hongxiao

/s/ Kang Liping	Chief Financial Officer
Kang Liping

/s/ Xu Huibo	Director
Xu Huibo

/s/ Wu Binbin	Director
Wu Binbin

/s/ Shan Bo	Director
Shan Bo

/s/ Ma Jiayang	Director
Ma Jiayang