Form 10-Q
period 2025-09-30
Longduoduo Co Ltd
filed 2025-11-12
CIK 1892316

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	June 30, 2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,247,296	$1,642,721
Other receivables	79,036	37,256
Prepayments	194,259	133,610
Due from related parties	301	-
Total current assets	1,520,892	1,813,587
Property and equipment, net	284,387	280,003
Right-of-use assets	94,012	32,906
Total assets	$1,899,291	$2,126,496

Liabilities and Equity
Current Liabilities:
Accounts payable	$202,613	$399,906
Deferred revenue	385,128	335,484
Accrued expenses	42,428	50,027
Due to related parties	1,463	408
Operating lease liabilities, current	41,293	18,570
Other current liabilities	4,427	26,069
Total current liabilities	677,352	830,464
Operating lease liabilities, less current portion	23,203	-
Total liabilities	700,555	830,464

Equity (Deficit):
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and June 30, 2025	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 30,015,036 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	30,015	30,015
Additional paid-in capital	7,246,719	7,246,719
Accumulated deficit	(6,260,151)	(6,169,197)
Accumulated other comprehensive income	90,285	77,028
Total stockholders’ equity attributable to the common stockholders	1,106,868	1,184,565
Non-controlling interests	91,868	111,467
Total stockholders’ equity	1,198,736	1,296,032
Total liabilities and equity	$1,899,291	$2,126,496

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,
	2025	2024

Revenues:
Service revenue	$5,606	$46,595
Commission revenue	653,158	722,477
Total revenues, net	658,764	769,072
Cost of revenue:
Cost of service revenue	6,710	32,276
Total cost of revenues	6,710	32,276
Gross profit	652,054	736,796

Selling, general and administrative expenses	736,468	798,872
Loss from operations	(84,414)	(62,076)
Other income, net	40,326	2,752
Loss before provision for income taxes	(44,088)	(59,324)
Provision for income taxes	67,094	180
Net loss	(111,182)	(59,504)
Less: net loss attributable to non-controlling interests	(20,228)	(2,201)
Net loss attributable to common stockholders	$(90,954)	$(57,303)

Comprehensive income (loss):
Net loss	$(111,182)	$(59,504)
Foreign currency translation adjustment	13,886	46,989
Comprehensive loss	(97,296)	(12,515)
Less: comprehensive (loss) income attributable to non-controlling interests	(19,599)	574
Comprehensive loss attributable to the common stockholders	$(77,697)	$(13,089)

Basic and diluted loss per share	$(0.003)	$(0.002)
Weighted average number of shares outstanding	30,015,036	30,005,016

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Common stock		Additional		Accumulated Other	Total Stockholder’	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance at June 30, 2024	30,005,016	$30,005	$7,246,729	$(6,629,632)	$55,413	$702,515	$78,336	$780,851
Net income (loss)	-	-	-	(57,303)	-	(57,303)	(2,201)	(59,504)
Foreign currency translation adjustment	-	-	-	-	44,214	44,214	2,775	46,989
Balance at September 30, 2024	30,005,016	$30,005	$7,246,729	$(6,686,935)	$99,627	$689,426	$78,910	$768,336

	Common stock		Additional		Accumulated Other	Total Stockholder’	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance at June 30, 2025	30,015,036	$30,015	$7,246,719	$(6,169,197)	$77,028	$1,184,565	$111,467	$1,296,032
Net income (loss)	-	-	-	(90,954)	-	(90,954)	(20,228)	(111,182)
Foreign currency translation adjustment	-	-	-	-	13,257	13,257	629	13,886
Balance at September 30, 2025	30,015,036	$30,015	$7,246,719	$(6,260,151)	$90,285	$1,106,868	$91,868	$1,198,736

The accompanying notes are an integral part of these consolidated financial statements

 LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(111,182)	$(59,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	27,422	29,998
Operating lease expense	23,604	12,463
Changes in operating assets and liabilities:
Other receivables	(41,321)	(63,809)
Prepayments	(74,976)	(44,204)
Due from related parties	11,528	44,390
Accounts payable	(198,897)	(198,911)
Deferred revenue	47,189	(128,263)
Accrued expenses	(7,888)	(9,895)
Due to related parties	(4,209)	(19,440)
Operating lease	(23,752)	-
Other payables	-	(11,031)
Other current liabilities	(21,702)	(86,792)
Net cash used in operating activities	(374,184)	(534,998)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(29,948)	(56,431)
Net cash used in investing activities	(29,948)	(56,431)

Effect of exchange rate fluctuation on cash and cash equivalents	8,707	37,227
Net decrease in cash and cash equivalents	(395,425)	(554,202)

Cash and cash equivalents, beginning of period	1,642,721	1,404,042
Cash and cash equivalents, end of period	$1,247,296	$849,840

Supplemental disclosure of cash flow information
Cash paid for income taxes	$15,424	$180
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for new operating lease liabilities	68,874	-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Longduoduo’s subsidiaries include:

●	Longduoduo Company Limited (Hong Kong) (“Longduoduo HK”), which was established on July 26, 2021 under the laws of Hong Kong. On October 26, 2021, Longduoduo issued 30,000,000 shares of its common stock to the original shareholders of Longduoduo HK, in exchange for 100% of the outstanding shares of Longduoduo HK.

●	LDD Technology Limited (“LDD”) was established on March 18, 2024 under the laws of British Virgin Islands. On February 19, 2025, Longduoduo issued 10,020 shares of its common stock to the original shareholders of LDD, in exchange for 100% of the outstanding shares of LDD.

●	LDDJK Hong Kong Limited (“LDDJK”) was established on April 9, 2024 under the laws of Hong Kong. LDD has controlled 100% of LDDJK since its inception.

●	Beijing Julong Health Consulting Co., Limited (“Julong”) was established in Beijing, China on July 23, 2024. LDDJK has controlled 100% of Julong since its inception.

●	Beijing Yihua Health Consulting Co., Limited (“Yihua”) was established in Beijing, China on March 14, 2024. On January 7, 2025, Julong acquired all the shares held by the original shareholders of Yihua, and controlled 100% ownership of Yihua.

●	Longduoduo Health Technology Company Limited (“Longduoduo Health Technology”), a privately held Limited Company registered in Inner Mongolia, China on August 20, 2020. On August 16, 2021, Longduoduo HK acquired 100% of the ownership of Longduoduo Health Technology from the original shareholders of Longduoduo Health Technology. On April 2, 2025, Julong acquired 100% of Longduoduo Health Technology from Longduoduo HK.

●	Inner Mongolia Qingguo Health Consulting Company Limited (“Qingguo”), a privately held Limited Company registered in Inner Mongolia, China on June 18, 2020. On September 8, 2020, Longduoduo Health Technology acquired 90% of the ownership of Qingguo from the original shareholders of Qingguo.

●	Inner Mongolia Rongbin Health Consulting Company Limited (“Rongbin”), a privately held Limited Company, registered in Inner Mongolia, China on March 18, 2021. Longduoduo Health Technology has controlled 80% of the ownership of Rongbin since established.

●	Inner Mongolia Chengheng Health Consulting Company Limited (“Chengheng”), a privately held Limited Company, registered in Inner Mongolia, China on April 9, 2021. Longduoduo Health Technology has controlled 80% of the ownership of Chengheng since established.

●	Inner Mongolia Tianju Health Consulting Company Limited (“Tianju”), a privately held Limited Company, registered in Inner Mongolia, China on July 5, 2021. Longduoduo Health Technology has controlled 51% of Tianju since inception.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

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

LDD Technology Limited was established on March 18, 2024 under the laws of British Virgin Islands. LDD is a holding company with no business operations of its own. On February 19, 2025, Longduoduo issued 10,020 shares of its common stock to the original shareholders of LDD and assumed all the original shareholders' capital contribution obligations to LDD, in exchange for 100% of the outstanding shares of LDD. This transaction is treated in the Company’s financial statements as a corporate restructuring (reorganization) of entities under common control, as LDD and Longduoduo have at all times been under the control of Mr. Zhang Liang. Therefore, this transaction is accounted for by the carry-over basis method (also referred to as the pooling-of-interests method or historical-cost method). The assets and liabilities transferred are recorded by the receiving entity at their historical carrying amounts in the consolidated financial statements of the controlling parent, not at fair value. No new goodwill is recognized, and no gain or loss is recorded. In accordance with ASC 805-50-45-5, the current capital structure has been retroactively presented in prior periods as if such structure existed at that time, and the entities under common control are presented on a combined basis for all periods. Since LDD and Longduoduo were under common control for all periods presented, the results of LDD are included in the Company’s financial statements for all periods presented.

Longduoduo’s subsidiaries as of September 30, 2025 are listed as follows:

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

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

The exchange rates used for foreign currency translation are as follows:

For the Three Months Ended September 30,
		2025	2024
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	7.1203/7.7813	7.0149/7.7702
Revenue and expenses	period weighted average	7.1572/7.8208	7.1614/7.7992

E. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage per account of each bank is RMB500,000 (approximately USD$70,000). As of September 30, 2025 and June 30, 2025, the Company had $848,390 and $1,130,547 cash in excess of the insured amount, respectively.

For each of the three months ended September 30, 2025 and 2024, one customer accounted for 99.1% and 99.9% of revenue.

For the three months ended September 30, 2025 and 2024, the Company had two and three major suppliers that each accounted for over 10% of its total cost of revenue.

	For the Three Months Ended September 30, 2025		For the Three Months Ended September 30, 2024
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue
Supplier A	$3,395	51%	$11,429	37%
Supplier B	753	11%	4,031	13%
Supplier C	-	-%	13,167	43%

As of September 30, 2025 and June 30, 2025, the Company had one and three major suppliers that each accounted for over 10% of its total account payable.

	As of September 30, 2025		As of June 30, 2025
	Account payable	Percentage of Account payable	Account payable	Percentage of Account payable
Supplier D	$181,847	90%	$-	-%
Supplier E	-	-%	200,716	50%
Supplier F	-	-%	94,182	24%
Supplier G	-	-%	77,620	19%

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

F. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of September 30, 2025 and June 30, 2025.

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

There were no transfers between level 1, level 2 or level 3 measurements for three months ended September 30, 2025 and 2024.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, other receivables, due from related parties, accounts payable, due to related parties and other payables. As of September 30, 2025 and June 30, 2025, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

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

Management regularly reviews the sales returns and allowances based on historical experience. Any subsequent sales returns and cancellations are recognized upon notification from the customers. The liability for sales returns and allowances relating to the sale of healthcare service packages amounted to $111 and $208 as of September 30, 2025 and June 30, 2025, respectively. Management’s provision for sales returns and allowances was 1.65% and 1.39%, respectively, of the total service revenue for the three months ended September 30, 2025 and 2024.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

NOTE 3. PREPAYMENTS

Prepayments primarily include prepaid expenses, equipment, leasing and advances to suppliers. As of September 30, 2025 and June 30, 2025 prepayments were $194,259 and $133,610 respectively.

NOTE 4. PROPERTY AND EQUIPMENT

As of September 30, 2025 and June 30, 2025, property and equipment, at cost, consisted of:

	September 30,	June 30,
	2025	2025
Office equipment and furniture	$465,438	$452,187
Leasehold improvements	49,717	70,404
Total	515,155	522,591
Accumulated depreciation	230,768	242,588
Total property and equipment, net	$284,387	$280,003

The Company recorded depreciation expense of $27,422 for the three months ended September 30, 2025, of which $24,978 was recorded as operating expense and $2,444 was recorded as cost of revenue.

The Company recorded depreciation expense of $29,998 for the three months ended September 30, 2024, of which $27,624 was recorded as operating expense and $2,374 was recorded as cost of revenue.

The Company disposed of fully depreciated assets with a total value of $14,044 for the quarter ended September 30, 2025.

NOTE 5. RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties consists of the following:

Name of related party	September 30, 2025	June 30, 2025
Zhou Hongxiao	$301	$-
Total	$301	$-

Zhou Hongxiao is the CEO of the Company. The amount receivable from related parties was unsecured, repayable on demand, and bore no interest.

Due to related parties

Due to related parties consists of the following:

Name of related party	September 30, 2025	June 30, 2025
Zhang Liang	$409	$408
Xu Huibo	1,054	-
Total	$1,463	$408

Mr. Zhang Liang controls approximately 51.3% of Longduoduo’s issued and outstanding common stock. These advances due to related parties are unsecured, repayable on demand, and bear no interest.

Xu Huibo is the President and Chairman of the Company. These advances due to related parties are unsecured, repayable on demand, and bear no interest.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

NOTE 6. INCOME TAXES

United States

Longduoduo is subject to the U.S. corporation tax rate of 21%.

British Virgin Islands

The Company’ subsidiary, LDD, is incorporated in the BVI and is not subject to tax on income or capital gain. In addition, payments of dividends by LDD to its shareholders are not subject to withholding tax in the BVI.

Hong Kong

Longduoduo HK and LDDJK are incorporated in Hong Kong and are subject to Hong Kong profits tax. They are subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. From the year of assessment, 2019/2020, onwards, Hong Kong profits tax rates are 8.25% on assessable profits up to HK$2,000,000, and 16.5% on any part of assessable profits over HK$2,000,000. The Company did not have any income (loss) subject to the Hong Kong profits tax.

China

Julong and its subsidiaries are subject to a 25% standard enterprise income tax in the PRC. If the taxable income in the calendar year does not exceed RMB 3 million, only 25% of the taxable income will be included in the tax base, which is then subject to a preferential tax rate of 20%. The Company accrued $67,094 and $180 of PRC income tax for the three months ended September 30, 2025 and 2024.

A summary of income (loss) before income taxes for domestic and foreign locations for the three months ended September 30, 2025 and 2024 is as follows:

	For the Three Months Ended September 30,
	2025	2024
United States	$(96,986)	$(109,772)
Foreign	52,898	50,448
Loss before income taxes	$(44,088)	$(59,324)

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Three Months Ended September 30,
	2025	2024
Income tax (benefit) at USA statutory rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Income tax (benefit) at USA effective rate	0%	0%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Three Months Ended September 30,
	2025	2024
Income tax (benefit) at PRC statutory rate	25%	25%
Utilization of net operating loss carry forward	0%	0%
Tax preference	(28)%	-
PRC valuation allowance	11%	(25)%
Income tax (benefit) at PRC effective rate	8%	0%

The Company did not recognize deferred tax assets since it is not more likely than not that it will realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Julong and subsidiaries in China.

As of September 30, 2025, Julong and its subsidiaries had total net operating loss carry forwards of approximately $535,445 in the PRC that expire through 2030. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $133,861 and $103,712 related to its operations in the PRC as of September 30, 2025 and June 30, 2025, respectively. The PRC valuation allowance has increased by $30,149 and $4,230 for the three months ended September 30, 2025 and 2024, respectively.

The Company incurred losses from its United States operations during the three months ended September 30, 2025 of approximately $96,986. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $279,922 and $259,555 against the deferred tax assets related to the Company’s United States operations as of September 30, 2025 and June 30, 2025, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $20,367 and $23,052 for the three months ended September 30, 2025, and 2024, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

On August 14, 2024, Qingguo leased office space (approximately 482 square meters) under an operating lease agreement with Inner Mongolia Chuangfuhui Enterprise Management Co., Ltd. Under the terms of the agreement, Qingguo was committed to make lease payments of approximately $30,700 (RMB 220,000) for the period between September 10, 2024 and September 10, 2025. On September 19, 2025, Qingguo with Chen Mingyue signed a non-cancellable operating agreement to lease this office space. Under terms of the lease agreement, from September 10, 2025, Qingguo is committed to make lease payments totalling approximately $30,898 per year for 1 year.

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

On August 8, 2025, Chengheng leased an office space (approximately 400 square meters) under an operating lease agreement from Pan Jirong and Zhong Jing. Under terms of the lease agreement, from August 8, 2025 to August 7, 2028, Chengheng is committed to make lease payments of approximately $24,000 (RMB 170,000) per year for 3 years.

On July 20, 2025, Rongbin leased office space (approximately 97.73 square meters) under an operating lease agreement with Han Yuefei. Under the terms of the agreement, Rongbin is committed to make lease payments of $1,685 (RMB 12,000) per year for the period between July 20, 2025 and July 19, 2026.

On August 20, 2025, Rongbin leased office space (approximately 626.38 square meters) under an operating lease agreement with Inner Mongolia Baogang Jinmao Real Estate Development Co., Ltd. Under the terms of the agreement, Rongbin is committed to make lease payments of approximately $14,000 (RMB 100,320) per year for the period between September 1, 2025 and August 31, 2026.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed to by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to noncancelable operating leases was $23,604 and $13,394 for the three months ended September 30, 2025 and 2024, respectively.

Balance sheet information related to the Company’s leases is presented below:

	September 30, 2025	June 30, 2025
Assets
Operating lease right of use assets	$94,012	$32,906
Liabilities
Operating lease liabilities – current	$41,293	$18,570
Operating lease liabilities – non-current	23,203	-
Total Operating lease liabilities	$64,496	$18,570

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

As most of the Company’s leases do not provide an implicit rate, the Company uses the 1-5 years borrowing rates from its bank, i.e. 3.5% and 3.95%, based on the information available at the commencement date in determining the present value of lease payments.

Maturities of lease liabilities are as follows:

For the years ending September 30:
2026	$43,116
2027	23,876
Total lease payments	66,992
Less: imputed interest	(2,496)
Total lease liabilities	$64,496

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

The Company was not subject to any material loss contingency as of September 30, 2025 and June 30, 2025.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

	For the Three Months Ended September 30,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(90,954)	$(57,303)
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,015,036	30,005,016
Net loss per share:
Basic and diluted	$(0.003)	$(0.002)

NOTE 11. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. As of September 30, 2025, the Company held 90%, 80%, 80% and 51% interest in Qingguo, Chengheng, Rongbin and Tianju, respectively.

As of September 30, 2025 and June 30, 2025, the non-controlling interests in the consolidated balance sheet were $91,868 and $111,467, respectively.

For the three months ended September 30, 2025, the comprehensive loss attributable to common stockholders and non-controlling interests were $77,697 and $19,599, respectively.

For the three months ended September 30, 2024, $13,089 comprehensive loss and $574 comprehensive income was attributable to common stockholders and non-controlling interests, respectively.

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

In connection with the preparation of our financial statements for the three months ended September 30, 2025, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table shows key components of the unaudited results of operations during the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,
	2025	2024	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$658,764	$769,072	$(110,308)	(14)%
Cost of revenue	6,710	32,276	(25,566)	(79)%
Gross Profit	652,054	736,796	(84,742)	(12)%
Total operating expenses	736,468	798,872	(62,404)	(8)%
Loss from operations	(84,414)	(62,076)	(22,338)	36%
Other income, net	40,326	2,752	37,574	1,365%
Loss before income taxes	(44,088)	(59,324)	15,236	(26)%
Income tax	67,094	180	66,914	37,174%
Net loss	$(111,182)	$(59,504)	$(51,678)	87%

During the three months ended September 30, 2025, our total revenue was $658,764, of which $5,606 was attributable to the sale of healthcare services, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $653,158 of revenue was attributable to commissions earned by the Company from its service as sales agent for Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”). In June of 2023, the Company began to engage in the sales agent business and focused on the sales of preventive healthcare solutions administered by Honghai, with whom we have a Sales Agency Agreement. As of September 30, 2025, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin, Chengheng which are established in Huhhot, Ulanqab, Huhhot, Baotou, Ordos, respectively, which include four of the largest cities in Inner Mongolia, China.

Quarter to quarter revenue fell by 14% as compared with the operating revenue of $769,072 for the three months ended September 30, 2024. Important factor influencing revenue in the recent quarter is the impact of the economic environment, which has led to a decrease in customer health expenditures. Management believes that the government has recently introduced policies to promote economic recovery, but it may take some time for the situation to truly improve. Meanwhile, as we wait for the economy to revive, the Company is implementing plans to improve its operations by adjusting its operational policies.

Cost of revenue relates solely to our service revenue, and mainly consists of our payments to the third-party healthcare service providers who perform healthcare services for our customers. During the three months ended September 30, 2025, our cost of revenue was $6,710, with our gross loss from service revenue was $1,104 (a gross margin of -20%). Healthcare service volume remained limited this quarter; with equipment depreciation of $2,444, our gross margin turned negative. By comparison, our gross profit from service revenue for the three months ended September 30, 2024 was $14,319, representing 31% of service revenue for that quarter.

When our net service revenue in the three months ended September 30, 2025 was combined with commission revenue (for which there is no cost of revenue), we achieved gross profit of $652,054. However, we realized a $84,414 loss from operations for the three months ended September 30, 2025 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Our operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation. Our operating expenses during the three months ended September 30, 2025 decreased by $62,404, primarily attributable to:

●	$314,481 in advertising and promotion expenses incurred in the three months ended September 30, 2025, compared to $308,910 recorded in the three months ended September 30, 2024.

●	$135,429 in salaries and benefits expenses in the three months ended September 30, 2025, compared to $135,321 in the three months ended September 30, 2024.

●	$144,722 in office expenses incurred during the three months ended September 30, 2025, compared to $208,623 recorded during the three months ended September 30, 2024. The decrease was primarily attributable to a tactical decision by Management to reduce additional administrative services.

●	$93,254 in professional fees in the three months ended September 30, 2025, compared to $105,000 in recorded in the three months ended September 30, 2024. In both cases, the expense was primarily related to the costs incurred by the Company to establish and sustain its status as an SEC-reporting company in the United States.

Our net loss for the three months ended September 30, 2025 was $111,182, compared to a net loss of $59,504 for the three months ended September 30, 2024.

Our reporting currency is the U.S. dollar. Our functional currency is the local currency, which is the Renminbi (RMB) for our Chinese subsidiaries, the Hong Kong Dollar (HKD) for our Hong Kong subsidiaries, and the U.S. Dollar (USD) for our BVI subsidiary. Results of operations and cash flow for RMB and HKD are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the three months ended September 30, 2025 and 2024, foreign currency translation adjustments of $13,886 and $46,989, respectively, have been reported as other comprehensive income in the consolidated statement of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of September 30, 2025, the Company had $1,247,296 in cash and cash equivalents. On the same date, we had a working capital of only $843,540, primarily because we received $385,128 of deferred revenue from customers as prepayment for future services and products but used the majority of the deposited sum to pay ongoing expenses and so had only $194,259 in prepayments on our September 30, 2025 balance sheet. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

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

Cash Flows

The following unaudited table summarizes our cash flows for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)	Change
Net cash used in operating activities	$(374,184)	$(534,998)	$160,814
Net cash used in investing activities	(29,948)	(56,431)	26,483
Effect of exchange rate fluctuation on cash and cash equivalents	8,707	37,227	(28,520)
Net decrease in cash and cash equivalents	(395,425)	(554,202)	158,777
Cash and cash equivalents, beginning of period	1,642,721	1,404,042	238,679
Cash and cash equivalents, end of period	$1,247,296	$849,840	$397,456

Net Cash Used in Operating Activities

For the three months ended September 30, 2025, we used $374,184 cash in our operating activities, compared to $534,998 used in operating activities for the three months ended September 30, 2024. During the three months ended September 30, 2025, our use of cash in operating activities substantially exceeded our net loss of $111,182 for the three months period, primarily because we used $198,897 to reduce accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended September 30, 2025 was $29,948, compared to $56,431 for the three months ended September 30, 2024. In both periods, the cash was used for the purchase of fixed assets and office decoration.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2025. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2025 for the purposes described in this paragraph.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, as filed with the SEC on September 26, 2025.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2025, the Company did not complete any unregistered sales of equity securities that was not reported in a Current Report on Form 8-K.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended September 30, 2025.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	November 12, 2025
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	November 12, 2025
Kang Liping	(Principal Financial and Accounting Officer)