Form 10-Q
period 2025-12-31
Longduoduo Co Ltd
filed 2026-02-09
CIK 1892316

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	June 30, 2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,543,479	$1,642,721
Other receivables	60,047	37,256
Prepayments	151,595	133,610
Due from related parties	306	-
Total current assets	1,755,427	1,813,587
Property and equipment, net	261,850	280,003
Right-of-use assets	85,307	32,906
Total assets	$2,102,584	$2,126,496

Liabilities and Equity
Current Liabilities:
Accounts payable	$340,583	$399,906
Deferred revenue	684,337	335,484
Accrued expenses	51,996	50,027
Due to related parties	1,481	408
Operating lease liabilities, current	42,414	18,570
Other current liabilities	26	26,069
Total current liabilities	1,120,837	830,464
Operating lease liabilities, less current portion	23,822	-
Total liabilities	1,144,659	830,464

Equity (Deficit):
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and June 30, 2025	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 30,015,036 shares issued and outstanding at December 31, 2025 and June 30, 2025	30,015	30,015
Additional paid-in capital	7,246,719	7,246,719
Accumulated deficit	(6,518,646)	(6,169,197)
Accumulated other comprehensive income	122,273	77,028
Total stockholders’ equity attributable to the common stockholders	880,361	1,184,565
Non-controlling interests	77,564	111,467
Total stockholders’ equity	957,925	1,296,032
Total liabilities and equity	$2,102,584	$2,126,496

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Revenues:
Service revenue	$4,103	$42,321	$9,709	$88,916
Commission revenue	341,162	1,733,174	994,320	2,455,651
Total revenue, net	345,265	1,775,495	1,004,029	2,544,567
Cost of revenue:
Cost of service revenue	5,271	28,781	11,981	61,057
Total cost of revenues	5,271	28,781	11,981	61,057
Gross profit	339,994	1,746,714	992,048	2,483,510

Selling, general and administrative expenses	619,187	1,144,140	1,355,655	1,943,012
(Loss) income from operations	(279,193)	602,574	(363,607)	540,498
Other income, net	4,968	5,421	45,294	8,173
(Loss) income before provision for income taxes	(274,225)	607,995	(318,313)	548,671
Provision for income taxes	20	106,396	67,114	106,576
Net (loss) income	(274,245)	501,599	(385,427)	442,095
Less: net (loss) income attributable to non-controlling interests	(15,750)	37,902	(35,978)	35,701
Net (loss) income attributable to common stockholders	$(258,495)	$463,697	$(349,449)	$406,394

Comprehensive income (loss):
Net (loss) income	$(274,245)	$501,599	$(385,427)	$442,095
Foreign currency translation adjustment	33,434	(62,057)	47,320	(15,068)
Comprehensive (loss) income	(240,811)	439,542	(338,107)	427,027
Less: comprehensive (loss) income attributable to non-controlling interests	(14,304)	38,695	(33,903)	39,269
Comprehensive (loss) income attributable to the common stockholders	$(226,507)	$400,847	$(304,204)	$387,758

Basic and diluted (loss) income per share	$(0.009)	$0.016	$(0.012)	$0.014
Weighted average number of shares outstanding	30,015,036	30,005,016	30,015,036	30,005,016

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

	Common stock		Additional		Accumulated Other	Total Stockholder’	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance at June 30, 2024	30,005,016	$30,005	$7,246,729	$(6,629,632)	$55,413	$702,515	$78,336	$780,851
Net (loss)	-	-	-	(57,303)	-	(57,303)	(2,201)	(59,504)
Foreign currency translation adjustment	-	-	-	-	44,214	44,214	2,775	46,989
Balance at September 30, 2024	30,005,016	30,005	7,246,729	(6,686,935)	99,627	689,426	78,910	768,336
Net income	-	-	-	463,697	-	463,697	37,902	501,599
Foreign currency translation adjustment	-	-	-	-	(62,850)	(62,850)	793	(62,057)
Balance at December 31, 2024	30,005,016	$30,005	$7,246,729	$(6,223,238)	$36,777	$1,090,273	$117,605	$1,207,878

	Common stock		Additional		Accumulated Other	Total Stockholder’	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance at June 30, 2025	30,015,036	$30,015	$7,246,719	$(6,169,197)	$77,028	$1,184,565	$111,467	$1,296,032
Net (loss)	-	-	-	(90,954)	-	(90,954)	(20,228)	(111,182)
Foreign currency translation adjustment	-	-	-	-	13,257	13,257	629	13,886
Balance at September 30, 2025	30,015,036	30,015	7,246,719	(6,260,151)	90,285	1,106,868	91,868	1,198,736
Net (loss)	-	-	-	(258,495)	-	(258,495)	(15,750)	(274,245)
Foreign currency translation adjustment	-	-	-	-	31,988	31,988	1,446	33,434
Balance at December 31, 2025	30,015,036	$30,015	$7,246,719	$(6,518,646)	$122,273	$880,361	$77,564	$957,925

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net (loss) income	$(385,427)	$442,095
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation & Amortization	54,660	82,542
Operating lease expense	49,844	26,960
Changes in operating assets and liabilities:
Other receivables	(21,484)	89,537
Prepayments	(47,136)	(64,199)
Due from related parties	48,198	(5,843)
Accounts payable	(67,888)	41,350
Deferred revenue	334,494	(344,758)
Accrued expenses	729	6,304
Due to related parties	(21,495)	1,066
Operating lease	(23,864)	-
Other payables	-	(27,692)
Other current liabilities	(26,203)	32,899
Net cash (used in) provided by operating activities	(105,572)	280,261

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(30,088)	(56,306)
Net cash used in investing activities	(30,088)	(56,306)

Effect of exchange rate fluctuation on cash and cash equivalents	36,418	(8,964)
Net (decrease) increase in cash and cash equivalents	(99,242)	214,991

Cash and cash equivalents, beginning of period	1,642,721	1,404,042
Cash and cash equivalents, end of period	$1,543,479	$1,619,033

Supplemental disclosure of cash flow information
Cash paid for income taxes	$19,921	$81,020
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for new operating lease liabilities	69,197	-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

Longduoduo’s subsidiaries as of December 31, 2025 are listed as follows:

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

The exchange rates used for foreign currency translation are as follows:

For the Six Months Ended December 31,
		2025	2024
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.9956/7.7833	7.2985/7.7658
Revenue and expenses	period weighted average	7.1238/7.7992	7.1772/7.7868

E. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage per account of each bank is RMB500,000 (approximately USD$71,000). As of December 31, 2025 and June 30, 2025, the Company had $967,851 and $1,130,547 cash in excess of the insured amount, respectively.

For each of the six months ended December 31, 2025 and 2024, one customer accounted for 99.0% and 96.5% of revenue.

For the six months ended December 31, 2025 and 2024, the Company had one and three major suppliers that each accounted for over 10% of its total cost of revenue.

	For the Six Months Ended December 31, 2025		For the Six Months Ended December 31, 2024
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue
Supplier A	$-	-%	$6,431	15%
Supplier B	6,443	54%	11,103	25%
Supplier C	-	-%	22,137	50%

As of December 31, 2025 and June 30, 2025, the Company had two and three major suppliers that each accounted for over 10% of its total account payable.

	As of December 31, 2025		As of June 30, 2025
	Account payable	Percentage of Account payable	Account payable	Percentage of Account payable
Supplier D	$169,014	50%	$-	-%
Supplier E	100,750	30%	-	-%
Supplier F	-	-%	200,716	50%
Supplier G	-	-%	94,182	24%
Supplier H	-	-%	77,620	19%

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

F. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of December 31, 2025 and June 30, 2025.

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

There were no transfers between level 1, level 2 or level 3 measurements for six months ended December 31, 2025 and 2024.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, other receivables, due from related parties, accounts payable, due to related parties and other payables. As of December 31, 2025 and June 30, 2025, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

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

Management regularly reviews the sales returns and allowances based on historical experience. Any subsequent sales returns and cancellations are recognized upon notification from the customers. The liability for sales returns and allowances relating to the sale of healthcare service packages amounted to $161 and $208 as of December 31, 2025 and June 30, 2025, respectively. Management’s provision for sales returns and allowances was 1.66% and 1.4%, respectively, of the total service revenue for the six months ended December 31, 2025 and 2024.

The Company typically collects fees before delivery of healthcare packages. Amounts received from a customer before the delivery of the healthcare package are recorded as deferred revenue on the Consolidated Balance Sheets.

Commission Revenue

Commencing in the three months ended June 30, 2023, the Company started offering in a sales agent capacity healthcare service and product packages of a third-party provider. The third party is responsible for fulfillment of the services to the customer and the Company has no performance commitment or liability to the customer. The Company receives deposits from the customers, which are recorded as deferred revenue on the Consolidated Balance Sheets. The Company then remits to the third-party provider the provider’s contracted amounts, and retains the remaining amounts as commission revenue. The commission revenue is recognized upon acceptance of the customer contract by the third-party provider and is presented on a net basis in the Statement of Operations and Comprehensive Income (Loss).

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

NOTE 3. PREPAYMENTS

Prepayments primarily include prepaid expenses, equipment, leasing and advances to suppliers. As of December 31, 2025 and June 30, 2025 prepayments were $151,595 and $133,610 respectively.

NOTE 4. PROPERTY AND EQUIPMENT

As of December 31, 2025 and June 30, 2025, property and equipment, at cost, consisted of:

	December 31,	June 30,
	2025	2025
Office equipment and furniture	$473,735	$452,187
Leasehold improvements	45,886	70,404
Total	519,621	522,591
Accumulated depreciation	257,771	242,588
Total property and equipment, net	$261,850	$280,003

The Company recorded depreciation expense of $27,238 for the three months ended December 31, 2025, of which $24,909 was recorded as operating expense and $2,329 was recorded as cost of revenue. The Company recorded depreciation expense of $54,660 for the six months ended December 31, 2025, of which $49,887 was recorded as operating expense and $4,773 was recorded as cost of revenue.

The Company recorded depreciation expense of $52,544 for the three months ended December 31, 2024, of which $50,252 was recorded as operating expense and $2,292 was recorded as cost of revenue. The Company recorded depreciation expense of $82,542 for the six months ended December 31, 2024, of which $77,876 was recorded as operating expense and $4,666 was recorded as cost of revenue.

The Company disposed of fully depreciated assets with a total value of $14,295 for the quarter ended December 31, 2025.

NOTE 5. RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties consists of the following:

Name of related party	December 31, 2025	June 30, 2025
Zhou Hongxiao	$306	$-
Total	$306	$-

Zhou Hongxiao is the CEO of the Company. The amount receivable from related parties was unsecured, repayable on demand, and bore no interest.

Due to related parties

Due to related parties consists of the following:

Name of related party	December 31, 2025	June 30, 2025
Zhang Liang	$409	$408
Xu Huibo	1,072	-
Total	$1,481	$408

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

NOTE 6. INCOME TAXES

United States

Longduoduo is subject to the U.S. corporation tax rate of 21%.

British Virgin Islands

The Company’s subsidiary, LDD, is incorporated in the BVI and is not subject to tax on income or capital gain. In addition, payments of dividends by LDD to its shareholders are not subject to withholding tax in the BVI.

Hong Kong

Longduoduo HK and LDDJK are incorporated in Hong Kong and are subject to Hong Kong profits tax. Each of them is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. From the year of assessment, 2019/2020, onwards, Hong Kong profits tax rates are 8.25% on assessable profits up to HK$2,000,000, and 16.5% on any part of assessable profits over HK$2,000,000. The Company did not have any income subject to the Hong Kong profits tax.

China

Julong and its subsidiaries are subject to a 25% standard enterprise income tax in the PRC. If the taxable income in the calendar year does not exceed RMB 3 million, only 25% of the taxable income will be included in the tax base, which is then subject to a preferential tax rate of 20%. The Company accrued $4,424 and $106,576 of PRC income tax for the six months ended December 31, 2025 and 2024. Additionally, for the six months ended December 31, 2025, Longduoduo HK incurred $62,690 in income tax to the Mainland China tax authority in connection with the transfer of its subsidiary Longduoduo Health Technology to Julong.

A summary of income (loss) before income taxes for domestic and foreign locations for the three and six months ended December 31, 2025 and 2024 is as follows:

	For the Three Months Ended December 31,
	2025	2024
United States	$(36,426)	$(28,728)
Foreign	(237,799)	636,723
(Loss) income before income taxes	$(274,225)	$607,995

	For the Six Months Ended December 31,
	2025	2024
United States	$(133,412)	$(138,500)
Foreign	(184,901)	687,171
(Loss) income before income taxes	$(318,313)	$548,671

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Six Months Ended December 31,
	2025	2024
Income tax (benefit) at USA statutory rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Income tax (benefit) at USA effective rate	0%	0%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Six Months Ended December 31,
	2025	2024
Income tax (benefit) at PRC statutory rate	25%	25%
Utilization of net operating loss carry forward	0%	(7)%
Tax preference	(6)%	(2)%
PRC valuation allowance	(21)%	-%
Income tax (benefit) at PRC effective rate	(2)%	16%

The Company did not recognize deferred tax assets since it is not more likely than not that it will realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Julong and subsidiaries in China.

As of December 31, 2025, Julong and its subsidiaries had total net operating loss carry forwards of approximately $639,269 in the PRC that expire through 2030. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $159,817 and $103,712 related to its operations in the PRC as of December 31, 2025 and June 30, 2025, respectively. The PRC valuation allowance has increased by $56,105 and $0 for the six months ended December 31, 2025 and 2024, respectively.

The Company incurred losses from its United States operations during the six months ended December 31, 2025 of approximately $133,412. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $287,571 and $259,555 against the deferred tax assets related to the Company’s United States operations as of December 31, 2025 and June 30, 2025, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $28,016 and $29,085 for the six months ended December 31, 2025 and 2024, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

On November 20, 2024, Chengheng leased an office space (approximately 611 square meters) under an operating lease agreement from Dongsheng District Baiyan Health Consultation Department. Under the terms of the agreement, Chengheng was committed to make lease payments of approximately $16,700 (RMB120,000) for the period between November 20, 2024 and November 20, 2025.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed to by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to noncancelable operating leases was $49,844 and $26,960 for the six months ended December 31, 2025 and 2024, respectively.

Balance sheet information related to the Company’s leases is presented below:

	December 31, 2025	June 30, 2025
Assets
Operating lease right of use assets	$85,307	$32,906
Liabilities
Operating lease liabilities – current	$42,414	$18,570
Operating lease liabilities – non-current	23,822	-
Total Operating lease liabilities	$66,236	$18,570

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

As most of the Company’s leases do not provide an implicit rate, the Company uses the 1-5 years borrowing rates from its bank, i.e. 3.5% and 3.95%, based on the information available at the commencement date in determining the present value of lease payments.

Maturities of lease liabilities are as follows:

For the years ending December 31:
2026	$43,885
2027	24,301
Total lease payments	68,186
Less: imputed interest	(1,950)
Total lease liabilities	$66,236

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

The Company was not subject to any material loss contingency as of December 31, 2025 or June 30, 2025.

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

	For the Three Months Ended December 31,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$(258,495)	$463,697
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,015,036	30,005,016
Net income (loss) per share:
Basic and diluted	$(0.009)	$0.016

	For the Six Months Ended December 31,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$(349,449)	$406,394
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,015,036	30,005,016
Net income (loss) per share:
Basic and diluted	$(0.012)	$0.014

NOTE 11. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries, which are consolidated in the Company’s financial statements with non-controlling interests recognized. As of December 31, 2025, the Company held 90%, 80%, 80% and 51% interest in Qingguo, Chengheng, Rongbin and Tianju, respectively.

As of December 31, 2025 and June 30, 2025, the values of the non-controlling interests in the consolidated balance sheet were $77,564 and $111,467, respectively.

For the three months ended December 31, 2025, the comprehensive loss attributable to common stockholders and non-controlling interests were $226,507 and $14,304, respectively. For the six months ended December 31, 2025, the comprehensive loss attributable to common stockholders and non-controlling interests were $304,204 and $33,903 respectively.

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

In connection with the preparation of our financial statements for the three months ended December 31, 2025, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

The following table shows key components of the unaudited results of operations during the three months ended December 31, 2025 and 2024:

	For the Three Months Ended
	December 31,
	2025	2024	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$345,265	$1,775,495	$(1,430,230)	(81)%
Cost of revenue	5,271	28,781	(23,510)	(82)%
Gross Profit	339,994	1,746,714	(1,406,720)	(81)%
Total operating expenses	619,187	1,144,140	(524,953)	(46)%
(Loss) income from operations	(279,193)	602,574	(881,767)	(146)%
Other income, net	4,968	5,421	(453)	(8)%
(Loss) income before income taxes	(274,225)	607,995	(882,220)	(145)%
Income tax	20	106,396	(106,376)	(100)%
Net (loss) income	$(274,245)	$501,599	$(775,844)	(155)%

During the three months ended December 31, 2025, our total revenue was $345,265, of which $4,103 was attributable to the sale of healthcare services, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $341,162 of revenue was attributable to commissions earned by the Company from its service as sales agent for Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”). In June of 2023, the Company began to engage in the sales agent business and focused on the sales of preventive healthcare solutions administered by Honghai, with whom we have a Sales Agency Agreement. As of December 31, 2025, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin, Chengheng which are established in Huhhot, Ulanqab, Huhhot, Baotou, Ordos, respectively, which include four of the largest cities in Inner Mongolia, China.

Quarter to quarter revenue fell by 81% as compared with the operating revenue of $1,775,495 for the three months ended December 31, 2024. One important factor influencing revenue in the recent quarter is the impact of the economic environment. The prevailing economic environment, characterized by waning confidence in economic prospects, has compelled consumers to adopt significantly more cautious spending behavior, curtailing discretionary expenditures. Management believes that the government has recently introduced policies to promote economic recovery, but it may take some time for the situation to truly improve. Meanwhile, as we wait for the economy to revive, the Company is implementing plans to improve its operations by adjusting its operational policies.

Cost of revenue relates solely to our service revenue, and mainly consists of our payments to the third-party healthcare service providers who perform healthcare services for our customers. During the three months ended December 31, 2025, our cost of revenue was $5,271, with our gross loss from service revenue was $1,168 (a gross margin of -28%). Healthcare service volume remained limited this quarter, with equipment depreciation of $2,329, our gross margin turned negative. By comparison, our gross profit from service revenue for the three months ended December 31, 2024 was $13,540, representing 32% of service revenue for that quarter.

When our net service revenue in the three months ended December 31, 2025 was combined with commission revenue (for which there is no cost of revenue), we achieved gross profit of $339,994. However, we realized a $279,193 loss from operations for the three months ended December 31, 2025 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Our operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation. Our operating expenses during the three months ended December 31, 2025 decreased by $524,953, primarily attributable to:

●	$254,500 in advertising and promotion expenses incurred in the three months ended December 31, 2025, compared to $769,526 recorded in the three months ended December 31, 2024.

●	$138,302 in salaries and benefits expenses in the three months ended December 31, 2025, compared to $154,344 in the three months ended December 31, 2024.

●	$154,588 in office expenses incurred during the three months ended December 31, 2025, compared to $128,358 recorded during the three months ended December 31, 2024.

●	$20,648 in professional fees in the three months ended December 31, 2025, compared to $26,700 in recorded in the three months ended December 31, 2024. In both cases, the expense was primarily related to the costs incurred by the Company to establish and sustain its status as an SEC-reporting company in the United States.

Our net loss for the three months ended December 31, 2025 was $274,245, compared to a net income of $501,599 for the three months ended December 31, 2024.

Our reporting currency is the U.S. dollar. Our functional currency is the local currency, which is the Renminbi (RMB) for our Chinese subsidiaries, the Hong Kong Dollar (HKD) for our Hong Kong subsidiaries, and the U.S. Dollar (USD) for our BVI subsidiary. Results of operations and cash flow for RMB and HKD are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the three months ended December 31, 2025 and 2024, foreign currency translation adjustments of $33,434 and $(62,057), respectively, were recognized in other comprehensive income (loss) within the consolidated statements of operations and comprehensive income (loss).

Six Months Ended December 31, 2025 Compared to Six Months Ended December 31, 2024

The following table shows key components of the unaudited results of operations during the six months ended December 31, 2025 and 2024:

	For the Six Months Ended
	December 31,
	2025	2024	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$1,004,029	$2,544,567	$(1,540,538)	(61)%
Cost of revenue	11,981	61,057	(49,076)	(80)%
Gross Profit	992,048	2,483,510	(1,491,462)	(60)%
Total operating expenses	1,355,655	1,943,012	(587,357)	(30)%
(Loss) income from operations	(363,607)	540,498	(904,105)	(167)%
Other income, net	45,294	8,173	(37,121)	(454)%
(Loss) income before income taxes	(318,313)	548,671	(866,984)	(158)%
Income tax	67,114	106,576	(39,462)	(37)%
Net (loss) income	$(385,427)	$442,095	$(827,522)	(187)%

During the six months ended December 31, 2025, our total revenue was $1,004,029, of which $9,709 was attributable to the sale of healthcare services, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $994,320 of revenue was attributable to commissions earned by the Company from its service as sales agent for Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”). In June of 2023, the Company began to engage in the sales agent business and focused on the sales of preventive healthcare solutions administered by Honghai, with whom we have a Sales Agency Agreement. As of December 31, 2025, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin, Chengheng which are established in Huhhot, Ulanqab, Huhhot, Baotou, Ordos, respectively, which include four of the largest cities in Inner Mongolia, China.

Period to period revenue fell by 61% as compared with the operating revenue of $2,544,567 for the six months ended December 31, 2024. Important factor influencing revenue in the recent quarter is the impact of the economic environment. The prevailing economic environment, characterized by waning confidence in economic prospects, has compelled consumers to adopt significantly more cautious spending behavior, curtailing discretionary expenditures. Management believes that the government has recently introduced policies to promote economic recovery, but it may take some time for the situation to truly improve. Meanwhile, as we wait for the economy to revive, the Company is implementing plans to improve its operations by adjusting its operational policies.

Cost of revenue relates solely to our service revenue, and mainly consists of our payments to the third-party healthcare service providers who perform healthcare services for our customers. During the six months ended December 31, 2025, our cost of revenue was $11,981, with our gross loss from service revenue was $2,272 (a gross margin of -23%). Healthcare service volume remained limited this quarter; with equipment depreciation of $4,773, our gross margin turned negative. By comparison, our gross profit from service revenue for the six months ended December 31, 2024 was $27,859, representing 31% of service revenue for that quarter.

When our net service revenue in the six months ended December 31, 2025 was combined with commission revenue (for which there is no cost of revenue), we achieved gross profit of $992,048. However, we realized a $363,607 loss from operations for the six months ended December 31, 2025 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Our operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation. Our operating expenses during the six months ended December 31, 2025 decreased by $587,357, primarily attributable to:

●	$568,981 in advertising and promotion expenses incurred in the six months ended December 31, 2025, compared to $1,078,436 recorded in the six months ended December 31, 2024.

●	$273,731 in salaries and benefits expenses in the six months ended December 31, 2025, compared to $289,665 in the six months ended December 31, 2024.

●	$299,310 in office expenses incurred during the six months ended December 31, 2025, compared to $336,981 recorded during the six months ended December 31, 2024. The decrease was primarily attributable to a tactical decision by Management to reduce additional administrative services.

●	$113,902 in professional fees in the six months ended December 31, 2025, compared to $131,700 in recorded in the six months ended December 31, 2024. In both cases, the expense was primarily related to the costs incurred by the Company to establish and sustain its status as an SEC-reporting company in the United States.

Our net loss for the six months ended December 31, 2025 was $385,427, compared to a net income of $442,095 for the six months ended December 31, 2024.

Our reporting currency is the U.S. dollar. Our functional currency is the local currency, which is the Renminbi (RMB) for our Chinese subsidiaries, the Hong Kong Dollar (HKD) for our Hong Kong subsidiaries, and the U.S. Dollar (USD) for our BVI subsidiary. Results of operations and cash flow for RMB and HKD are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the six months ended December 31, 2025 and 2024, foreign currency translation adjustments of $47,320 and $(15,068), respectively, were recognized in other comprehensive income (loss) within the consolidated statements of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of December 31, 2025, the Company held $1,543,479 in cash and cash equivalents, yet working capital was only $634,590. This divergence primarily reflects our use of customer prepayments to fund operations: of the $684,337 in deferred revenue, most was applied to ongoing expenses, leaving just $151,595 in prepayments on the balance sheet. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

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

Cash Flows

The following unaudited table summarizes our cash flows for the six months ended December 31, 2025 and 2024.

	For the Six Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)	Change
Net cash (used in) provided by operating activities	$(105,572)	$280,261	$(385,833)
Net cash used in investing activities	(30,088)	(56,306)	26,218
Effect of exchange rate fluctuation on cash and cash equivalents	36,418	(8,964)	45,382
Net (decrease) increase in cash and cash equivalents	(99,242)	214,991	(314,233)
Cash and cash equivalents, beginning of period	1,642,721	1,404,042	238,679
Cash and cash equivalents, end of period	$1,543,479	$1,619,033	$(75,554)

Net Cash Used in Operating Activities

For the six months ended December 31, 2025, we used $105,572 cash in our operating activities, compared to $280,261 provided by operating activities for the six months ended December 31, 2024. During the six months ended December 31, 2025, cash used in operations was lower than the $385,427 net loss, chiefly because customer deposits for future services rose by $334,494.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended December 31, 2025 was $30,088, compared to $56,306 for the six months ended December 31, 2024. In both periods, the cash was used for the purchase of fixed assets and office decoration.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2025. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2025 for the purposes described in this paragraph.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2025, the Company did not complete any unregistered sales of equity securities that was not reported in a Current Report on Form 8-K.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2025.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	February 9, 2026
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	February 9, 2026
Kang Liping	(Principal Financial and Accounting Officer)