Form 10-Q
period 2026-03-31
Longduoduo Co Ltd
filed 2026-05-12
CIK 1892316

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	June 30, 2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,224,881	$1,642,721
Other receivables	67,096	37,256
Prepayments	143,076	133,610
Due from related parties	310	-
Total current assets	1,435,363	1,813,587
Property and equipment, net	237,358	280,003
Right-of-use assets	75,922	32,906
Total assets	$1,748,643	$2,126,496

Liabilities and Equity
Current Liabilities:
Accounts payable	$197,633	$399,906
Deferred revenue	643,317	335,484
Accrued expenses	45,877	50,027
Due to related parties	2,582	408
Operating lease liabilities, current	43,367	18,570
Other current liabilities	-	26,069
Total current liabilities	932,776	830,464
Operating lease liabilities, less current portion	24,347	-
Total liabilities	957,123	830,464

Equity (Deficit):
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and June 30, 2025	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 30,015,036 shares issued and outstanding at March 31, 2026 and June 30, 2025	30,015	30,015
Additional paid-in capital	7,246,719	7,246,719
Accumulated deficit	(6,684,854)	(6,169,197)
Accumulated other comprehensive income	145,044	77,028
Total stockholders’ equity attributable to the common stockholders	736,924	1,184,565
Non-controlling interests	54,596	111,467
Total stockholders’ equity	791,520	1,296,032
Total liabilities and equity	$1,748,643	$2,126,496

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues:
Service revenue	$1,350	$28,724	$11,059	$117,640
Commission revenue	186,042	748,996	1,180,362	3,204,647
Total revenue, net	187,392	777,720	1,191,421	3,322,287
Cost of revenue:
Cost of service revenue	3,337	20,444	15,318	81,501
Total cost of revenues	3,337	20,444	15,318	81,501
Gross profit	184,055	757,276	1,176,103	3,240,786

Selling, general and administrative expenses	381,498	876,095	1,737,153	2,819,107
(Loss) income from operations	(197,443)	(118,819)	(561,050)	421,679
Other income, net	7,477	2,583	52,771	10,756
(Loss) income before provision for income taxes	(189,966)	(116,236)	(508,279)	432,435
Provision for income taxes	41	84	67,155	106,660
Net (loss) income	(190,007)	(116,320)	(575,434)	325,775
Less: net (loss) income attributable to non-controlling interests	(23,799)	(7,216)	(59,777)	28,485
Net (loss) income attributable to common stockholders	$(166,208)	$(109,104)	$(515,657)	$297,290

Comprehensive income (loss):
Net (loss) income	$(190,007)	$(116,320)	$(575,434)	$325,775
Foreign currency translation adjustment	23,602	13,220	70,922	(1,848)
Comprehensive (loss) income	(166,405)	(103,100)	(504,512)	323,927
Less: comprehensive (loss) income attributable to non-controlling interests	(22,968)	(10,874)	(56,871)	28,395
Comprehensive (loss) income attributable to the common stockholders	$(143,437)	$(92,226)	$(447,641)	$295,532

Basic and diluted (loss) income per share	$(0.006)	$(0.004)	$(0.017)	$0.010
Weighted average number of shares outstanding	30,015,036	30,009,469	30,015,036	30,006,500

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Common stock		Additional		Accumulated Other	Total Stockholder’	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance at June 30, 2024	30,005,016	$30,005	$7,246,729	$(6,629,632)	$55,413	$702,515	$78,336	$780,851
Net (loss)	-	-	-	(57,303)	-	(57,303)	(2,201)	(59,504)
Foreign currency translation adjustment	-	-	-	-	44,214	44,214	2,775	46,989
Balance at September 30, 2024	30,005,016	30,005	7,246,729	(6,686,935)	99,627	689,426	78,910	768,336
Net income	-	-	-	463,697	-	463,697	37,902	501,599
Foreign currency translation adjustment	-	-	-	-	(62,850)	(62,850)	793	(62,057)
Balance at December 31, 2024	30,005,016	30,005	7,246,729	(6,223,238)	36,777	1,090,273	117,605	1,207,878
Shares issued for company acquisition	10,020	10	(10)	-	-	-	-	-
Net (loss)	-	-	-	(109,104)	-	(109,104)	(7,216)	(116,320)
Foreign currency translation adjustment	-	-	-	-	16,878	16,878	(3,658)	13,220
Balance at March 31, 2025	30,015,036	$30,015	$7,246,719	$(6,332,342)	$53,655	$998,047	$106,731	$1,104,778

	Common stock		Additional		Accumulated Other	Total Stockholder’	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)	controlling Interests	Equity (Deficit)
Balance at June 30, 2025	30,015,036	$30,015	$7,246,719	$(6,169,197)	$77,028	$1,184,565	$111,467	$1,296,032
Net (loss)	-	-	-	(90,954)	-	(90,954)	(20,228)	(111,182)
Foreign currency translation adjustment	-	-	-	-	13,257	13,257	629	13,886
Balance at September 30, 2025	30,015,036	30,015	7,246,719	(6,260,151)	90,285	1,106,868	91,868	1,198,736
Net (loss)	-	-	-	(258,495)	-	(258,495)	(15,750)	(274,245)
Foreign currency translation adjustment	-	-	-	-	31,988	31,988	1,446	33,434
Balance at December 31, 2025	30,015,036	30,015	7,246,719	(6,518,646)	122,273	880,361	77,564	957,925
Net (loss)	-	-	-	(166,208)	-	(166,208)	(23,799)	(190,007)
Foreign currency translation adjustment	-	-	-	-	22,771	22,771	831	23,602
Balance at March 31, 2026	30,015,036	$30,015	$7,246,719	$(6,684,854)	$145,044	$736,924	$54,596	$791,520

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(575,434)	$325,775
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation & Amortization	82,515	110,203
Operating lease expense	73,774	37,722
Changes in operating assets and liabilities:
Other receivables	(27,792)	63,860
Prepayments	(51,168)	(49,361)
Due from related parties	73,551	(12,274)
Accounts payable	(212,738)	(113,289)
Deferred revenue	288,535	(128,719)
Accrued expenses	(5,925)	(6,626)
Due to related parties	(32,649)	(15,521)
Operating lease	(24,082)	-
Other payables	-	(35,309)
Other current liabilities	(26,468)	(83,311)
Net cash (used in) provided by operating activities	(437,881)	93,150

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(30,363)	(29,454)
Net cash used in investing activities	(30,363)	(29,454)

Effect of exchange rate fluctuation on cash and cash equivalents	50,404	(11,613)
Net (decrease) increase in cash and cash equivalents	(417,840)	52,083

Cash and cash equivalents, beginning of period	1,642,721	1,404,042
Cash and cash equivalents, end of period	$1,224,881	$1,456,125

Supplemental disclosure of cash flow information
Cash paid for income taxes	$20,103	$186,605
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for new operating lease liabilities	69,830	-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

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

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Longduoduo’s subsidiaries as of March 31, 2026 are listed as follows:

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

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

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

The exchange rates used for foreign currency translation are as follows:

For the Nine Months Ended March 31,
		2026	2025
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.9038/7.8390	7.2579/7.7793
Revenue and expenses	period weighted average	7.0593/7.8038	7.2085/7.7846

E. Concentration of credit risk

The Company maintains cash in state-owned banks in China. In China, the insurance coverage per account of each bank is RMB500,000 (approximately USD$72,000). As of March 31, 2026 and June 30, 2025, the Company had $667,273 and $1,130,547 cash in excess of the insured amount, respectively.

For each of the nine months ended March 31, 2026 and 2025, one customer accounted for 99.1% and 96.5% of revenue.

For the nine months ended March 31, 2026 and 2025, the Company had one and two major suppliers that each accounted for over 10% of its total cost of revenue.

	For the Nine Months Ended March 31, 2026		For the Nine Months Ended March 31, 2025
	Cost of revenue	Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue
Supplier A	$6,885	45%	$32,411	40%
Supplier B			28,641	35%

As of March 31, 2026 and June 30, 2025, the Company had three major suppliers that each accounted for over 10% of its total accounts payable.

	As of March 31, 2026		As of June 30, 2025
	Account payable	Percentage of Accounts payable	Account payable		Percentage of Accounts payable
Supplier C	$51,661	26%	$
Supplier D	64,708	33%
Supplier E				200,716	50%
Supplier F	38,228	19%		94,182	24%
Supplier G				77,620	19%

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

F. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of March 31, 2026 and June 30, 2025.

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

There were no transfers between level 1, level 2 or level 3 measurements during the nine months ended March 31, 2026 or 2025.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

Financial assets and liabilities of the Company are primarily comprised of cash and cash equivalents, other receivables, due from related parties, accounts payable, due to related parties and other payables. As of March 31, 2026 and June 30, 2025, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

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

Management regularly reviews the sales returns and allowances based on historical experience. Any subsequent sales returns and cancellations are recognized upon notification from the customers. The liability for sales returns and allowances relating to the sale of healthcare service packages amounted to $62 and $208 as of March 31, 2026 and June 30, 2025, respectively. Management’s provision for sales returns and allowances was 1.66% and 1.41%, respectively, of the total service revenue for the nine months ended March 31, 2026 and 2025.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

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

NOTE 3. PREPAYMENTS

Prepayments primarily include prepaid expenses, equipment, leasing and advances to suppliers. As of March 31, 2026 and June 30, 2025 prepayments were $143,076 and $133,610 respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

NOTE 4. PROPERTY AND EQUIPMENT

As of March 31, 2026 and June 30, 2025, property and equipment, at cost, consisted of:

	March 31,	June 30,
	2026	2025
Office equipment and furniture	$480,034	$452,187
Leasehold improvements	46,496	70,404
Total	526,530	522,591
Accumulated depreciation	289,172	242,588
Total property and equipment, net	$237,358	$280,003

The Company recorded depreciation expense of $27,855 for the three months ended March 31, 2026, of which $25,403 was recorded as operating expense and $2,452 was recorded as cost of revenue. The Company recorded depreciation expense of $82,515 for the nine months ended March 31, 2026, of which $75,290 was recorded as operating expense and $7,225 was recorded as cost of revenue.

The Company recorded depreciation expense of $27,661 for the three months ended March 31, 2025, of which $25,395 was recorded as operating expense and $2,266 was recorded as cost of revenue. The Company recorded depreciation expense of $110,203 for the nine months ended March 31, 2025, of which $103,271 was recorded as operating expense and $6,932 was recorded as cost of revenue.

The Company disposed of fully depreciated assets with a total value of $14,485 for the nine months ended March 31, 2026.

NOTE 5. RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties consists of the following:

Name of related party	March 31, 2026	June 30, 2025
Zhou Hongxiao	$310	$-
Total	$310	$-

Zhou Hongxiao is the CEO of the Company. The amount receivable from related parties was unsecured, repayable on demand, and bore no interest.

Due to related parties

Due to related parties consists of the following:

Name of related party	March 31, 2026	June 30, 2025
Zhang Liang	$409	$408
Xu Huibo	2,173	-
Total	$2,582	$408

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

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

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

China

Julong and its subsidiaries are subject to a 25% standard enterprise income tax in the PRC. If the taxable income in the calendar year does not exceed RMB 3 million, only 25% of the taxable income will be included in the tax base, which is then subject to a preferential tax rate of 20%. The Company accrued $4,465 and $106,660 of PRC income tax for the nine months ended March 31, 2026 and 2025. Additionally, for the nine months ended March 31, 2026, Longduoduo HK incurred $62,690 in income tax to the Mainland China tax authority in connection with the transfer of its subsidiary Longduoduo Health Technology to Julong.

A summary of income (loss) before income taxes for domestic and foreign locations for the three and nine months ended March 31, 2026 and 2025 is as follows:

	For the Three Months Ended March 31,
	2026	2025
United States	$(22,111)	$(54,908)
Foreign	(167,855)	(61,328)
(Loss) income before income taxes	$(189,966)	$(116,236)

	For the Nine Months Ended March 31,
	2026	2025
United States	$(155,523)	$(193,408)
Foreign	(352,756)	625,843
(Loss) income before income taxes	$(508,279)	$432,435

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the Nine Months Ended March 31,
	2026	2025
Income tax (benefit) at USA statutory rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Income tax (benefit) at USA effective rate	0%	0%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the Nine Months Ended March 31,
	2026	2025
Income tax (benefit) at PRC statutory rate	25%	25%
Utilization of net operating loss carry forward	0%	-%
Tax preference	(3)%	-%
PRC valuation allowance	(23)%	(8)%
Income tax (benefit) at PRC effective rate	(1)%	17%

The Company did not recognize deferred tax assets since it is not more likely than not that it will realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Julong and subsidiaries in China.

As of March 31, 2026, Julong and its subsidiaries had total net operating loss carry forwards of approximately $767,087 in the PRC that expire through 2031. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $191,772 and $103,712 related to its operations in the PRC as of March 31, 2026 and June 30, 2025, respectively. The PRC valuation allowance has increased by $88,060 and $0 for the nine months ended March 31, 2026 and 2025, respectively.

The Company incurred losses from its United States operations during the nine months ended March 31, 2026 of approximately $155,523. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $292,214 and $259,555 against the deferred tax assets related to the Company’s United States operations as of March 31, 2026 and June 30, 2025, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $32,659 and $40,616 for the nine months ended March 31, 2026 and 2025, respectively.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

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

On March 11 of 2025, Longduoduo Health Technology leased office space (approximately 150 square meters) under an operating lease agreement with Liu Libao. Under the terms of the agreement, Longduoduo Health Technology is committed to make lease payments of approximately $4,200 (RMB30,000) for the period between March 11, 2025 and March 10, 2026. On March 11, 2026, Longduoduo Health Technology renewed the agreement. Under terms of the lease agreement, from March 11, 2026, Longduoduo Health Technology is committed to make lease payment totalling approximately $3,621 (RMB25,000) per year for 1 year.

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

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed to by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to noncancelable operating leases was $73,774 and $43,271 for the nine months ended March 31, 2026 and 2025, respectively.

Balance sheet information related to the Company’s leases is presented below:

	March 31, 2026	June 30, 2025
Assets
Operating lease right of use assets	$75,922	$32,906
Liabilities
Operating lease liabilities – current	$43,367	$18,570
Operating lease liabilities – non-current	24,347	-
Total Operating lease liabilities	$67,714	$18,570

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

As most of the Company’s leases do not provide an implicit rate, the Company uses the 1-5 years borrowing rates from its bank, i.e. 3.5% and 3.95%, based on the information available at the commencement date in determining the present value of lease payments.

Maturities of lease liabilities are as follows:

For the years ending March 31:
2027	$44,468
2028	24,624
Total lease payments	69,092
Less: imputed interest	(1,378)
Total lease liabilities	$67,714

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

The Company was not subject to any material loss contingency as of March 31, 2026 or June 30, 2025.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

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

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(166,208)	$(109,104)
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,015,036	30,009,469
Net loss per share:
Basic and diluted	$(0.006)	$(0.004)

	For the Nine Months Ended March 31,
	2026	2025
Numerator:
Net (loss) income attributable to common stockholders	$(515,657)	$297,290
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,015,036	30,006,500
Net (loss) income per share:
Basic and diluted	$(0.017)	$0.010

NOTE 11. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries, which are consolidated in the Company’s financial statements with non-controlling interests recognized. As of March 31, 2026, the Company held 90%, 80%, 80% and 51% interest in Qingguo, Chengheng, Rongbin and Tianju, respectively.

As of March 31, 2026 and June 30, 2025, the values of the non-controlling interests in the consolidated balance sheet were $54,596 and $111,467, respectively.

For the three months ended March 31, 2026, the comprehensive loss attributable to common stockholders and non-controlling interests were $143,437 and $22,968, respectively. For the nine months ended March 31, 2026, the comprehensive loss attributable to common stockholders and non-controlling interests were $447,641 and $56,871 respectively.

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

In connection with the preparation of our financial statements for the three months ended March 31, 2026, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table shows key components of the unaudited results of operations during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$187,392	$777,720	$(590,328)	(76)%
Cost of revenue	3,337	20,444	(17,107)	(84)%
Gross Profit	184,055	757,276	(573,221)	(76)%
Total operating expenses	381,498	876,095	(494,597)	(56)%
Loss from operations	(197,443)	(118,819)	(78,624)	66%
Other income, net	7,477	2,583	4,894	189%
Loss before income taxes	(189,966)	(116,236)	(73,730)	63%
Income tax	41	84	(43)	(51)%
Net loss	$(190,007)	$(116,320)	$(73,687)	63%

During the three months ended March 31, 2026, our total revenue was $187,392, of which $1,350 was attributable to the sale of healthcare services, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $186,042 of revenue was attributable to commissions earned by the Company from its service as sales agent for Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”). In June of 2023, the Company began to engage in the sales agent business and focused on the sales of preventive healthcare solutions administered by Honghai, with whom we have a Sales Agency Agreement. As of March 31, 2026, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin, Chengheng which are established in Huhhot, Ulanqab, Huhhot, Baotou, Ordos, respectively, which include four of the largest cities in Inner Mongolia, China.

Quarter to quarter revenue fell by 76% as compared with the operating revenue of $777,720 for the three months ended March 31, 2025. One important factor influencing revenue in the recent quarter is the impact of the economic environment. The prevailing economic environment, characterized by waning confidence in economic prospects, has compelled consumers to adopt significantly more cautious spending behavior, curtailing discretionary expenditures on preventive healthcare services and physical examinations. Management believes that the government has recently introduced policies to promote economic recovery, but it may take some time for the situation to truly improve. Meanwhile, as we wait for the economy to revive, the Company is implementing plans to improve its operations by adjusting its operational policies.

Cost of revenue relates solely to our service revenue, and mainly consists of our payments to the third-party healthcare service providers who perform healthcare services for our customers. During the three months ended March 31, 2026, our cost of revenue was $3,337, with our gross loss from service revenue was $1,987 (a gross margin deficit of -147%). Healthcare service volume remained limited this quarter, with equipment depreciation of $2,452, our gross margin turned negative. By comparison, our gross profit from service revenue for the three months ended March 31, 2025 was $8,280, representing 29% of service revenue for that quarter.

When our net service revenue in the three months ended March 31, 2026 was combined with commission revenue (for which there is no cost of revenue), we achieved gross profit of $184,055. However, we realized a $197,443 loss from operations for the three months ended March 31, 2026 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future with a goal of revitalizing its marketing operations.

Our operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation. Our operating expenses during the three months ended March 31, 2026 decreased by $494,597, primarily attributable to:

●	$46,992 in advertising and promotion expenses incurred in the three months ended March 31, 2026, compared to $478,981 recorded in the three months ended March 31, 2025.

●	$144,302 in salaries and benefits expenses in the three months ended March 31, 2026, compared to $139,424 in the three months ended March 31, 2025.

●	$121,146 in office expenses incurred during the three months ended March 31, 2026, compared to $200,592 recorded during the three months ended March 31, 2025.

●	$19,725 in professional fees in the three months ended March 31, 2026, compared to $16,786 recorded in the three months ended March 31, 2025. In both cases, the expense was primarily related to the costs incurred by the Company to establish and sustain its status as an SEC-reporting company in the United States.

Our net loss for the three months ended March 31, 2026 was $190,007, compared to a net loss of $116,320 for the three months ended March 31, 2025.

Our reporting currency is the U.S. dollar. Our functional currency is the local currency, which is the Renminbi (RMB) for our Chinese subsidiaries, the Hong Kong Dollar (HKD) for our Hong Kong subsidiaries, and the U.S. Dollar (USD) for our BVI subsidiary. Results of operations and cash flow for RMB and HKD are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the three months ended March 31, 2026 and 2025, foreign currency translation adjustments of $23,602 and $13,220, respectively, were recognized in other comprehensive income (loss) within the consolidated statements of operations and comprehensive income (loss).

Nine Months Ended March 31, 2026 Compared to Nine Months Ended March 31, 2025

The following table shows key components of the unaudited results of operations during the nine months ended March 31, 2026 and 2025:

	For the Nine Months Ended
	March 31,
	2026	2025	Change
	(Unaudited)	(Unaudited)	$	%
Total revenue	$1,191,421	$3,322,287	$(2,130,866)	(64)%
Cost of revenue	15,318	81,501	(66,183)	(81)%
Gross Profit	1,176,103	3,240,786	(2,064,683)	(64)%
Total operating expenses	1,737,153	2,819,107	(1,081,954)	(38)%
(Loss) income from operations	(561,050)	421,679	(982,729)	(233)%
Other income, net	52,771	10,756	42,015	391%
(Loss) income before income taxes	(508,279)	432,435	(940,719)	(218)%
Income tax	67,155	106,660	(39,505)	(37)%
Net (loss) income	$(575,434)	$325,775	$(901,209)	(277)%

During the nine months ended March 31, 2026, our total revenue was $1,191,421, of which $11,059 was attributable to the sale of healthcare services, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $1,180,362 of revenue was attributable to commissions earned by the Company from its service as sales agent for Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”). In June of 2023, the Company began to engage in the sales agent business and focused on the sales of preventive healthcare solutions administered by Honghai, with whom we have a Sales Agency Agreement. As of March 31, 2026, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin, Chengheng which are established in Huhhot, Ulanqab, Huhhot, Baotou, Ordos, respectively, which include four of the largest cities in Inner Mongolia, China.

Period to period revenue fell by 64% as compared with the operating revenue of $3,322,287 for the nine months ended March 31, 2025. One important factor influencing revenue in the recent quarter is the impact of the economic environment. The prevailing economic environment, characterized by waning confidence in economic prospects, has compelled consumers to adopt significantly more cautious spending behavior, curtailing discretionary expenditures on preventive healthcare services and physical examinations. Management believes that the government has recently introduced policies to promote economic recovery, but it may take some time for the situation to truly improve. Meanwhile, as we wait for the economy to revive, the Company is implementing plans to improve its operations by adjusting its operational policies.

Cost of revenue relates solely to our service revenue, and mainly consists of our payments to the third-party healthcare service providers who perform healthcare services for our customers. During the nine months ended March 31, 2026, our cost of revenue was $15,318, with our gross loss from service revenue was $4,259 (a gross margin deficit of -39%). Healthcare service volume remained limited this quarter; with equipment depreciation of $7,225, our gross margin turned negative. By comparison, our gross profit from service revenue for the nine months ended March 31, 2025 was $36,139, representing 31% of service revenue for that quarter.

When our net service revenue in the nine months ended March 31, 2026 was combined with commission revenue (for which there is no cost of revenue), we achieved gross profit of $1,176,103. However, we realized a $561,050 loss from operations for the nine months ended March 31, 2026 because the Company incurred significant marketing expense in connection with establishing its brand as a new company. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to revitalize its marketing operations.

Our operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation. Our operating expenses during the nine months ended March 31, 2026 decreased by $1,081,954, primarily attributable to:

●	$615,973 in advertising and promotion expenses incurred in the nine months ended March 31, 2026, compared to $1,557,417 recorded in the nine months ended March 31, 2025.

●	$418,033 in salaries and benefits expenses in the nine months ended March 31, 2026, compared to $429,089 in the nine months ended March 31, 2025.

●	$420,456 in office expenses incurred during the nine months ended March 31, 2026, compared to $537,573 recorded during the nine months ended March 31, 2025. The decrease was primarily attributable to a tactical decision by Management to reduce additional administrative services.

●	$133,627 in professional fees in the nine months ended March 31, 2026, compared to $148,486 recorded in the nine months ended March 31, 2025. In both cases, the expense was primarily related to the costs incurred by the Company to establish and sustain its status as an SEC-reporting company in the United States.

Our net loss for the nine months ended March 31, 2026 was $575,434, compared to a net income of $325,775 for the nine months ended March 31, 2025.

Our reporting currency is the U.S. dollar. Our functional currency is the local currency, which is the Renminbi (RMB) for our Chinese subsidiaries, the Hong Kong Dollar (HKD) for our Hong Kong subsidiaries, and the U.S. Dollar (USD) for our BVI subsidiary. Results of operations and cash flow for RMB and HKD are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the nine months ended March 31, 2026 and 2025, foreign currency translation adjustments of $70,922 and $(1,848), respectively, were recognized in other comprehensive income (loss) within the consolidated statements of operations and comprehensive income (loss).

Liquidity and Capital Resources

As of March 31, 2026, the Company held $1,224,881 in cash and cash equivalents, yet working capital was only $502,587. This divergence primarily reflects our use of customer prepayments to fund operations: of the $643,317 in deferred revenue on the balance sheet at March 31, 2026, most had been applied to ongoing expenses, leaving just $143,076 in prepayments on the balance sheet. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

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

Cash Flows

The following unaudited table summarizes our cash flows for the nine months ended March 31, 2026 and 2025.

	For the Nine Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)	Change
Net cash (used in) provided by operating activities	$(437,881)	$93,150	$(531,031)
Net cash used in investing activities	(30,363)	(29,454)	(909)
Effect of exchange rate fluctuation on cash and cash equivalents	50,404	(11,613)	62,017
Net (decrease) increase in cash and cash equivalents	(417,840)	52,083	(469,923)
Cash and cash equivalents, beginning of period	1,642,721	1,404,042	238,679
Cash and cash equivalents, end of period	$1,224,881	$1,456,125	$(231,244)

Net Cash Used in Operating Activities

For the nine months ended March 31, 2026, we used $437,881 cash in our operating activities, compared to $93,150 provided by operating activities during the nine months ended March 31, 2025. During the nine months ended March 31, 2026, cash used in operations was lower than the $575,434 net loss, chiefly because customer deposits for future services rose by $288,535.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2026 was $30,363, compared to $29,454 for the nine months ended March 31, 2025. In both periods, the cash was used for the purchase of fixed assets and office decoration.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2026. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2026 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, as filed with the SEC on September 26, 2025.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2026, the Company did not complete any unregistered sales of equity securities that was not reported in a Current Report on Form 8-K.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended March 31, 2026.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	May 12, 2026
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	May 12, 2026
Kang Liping	(Principal Financial and Accounting Officer)