Form 10-K
period 2026-06-30
Longduoduo Co Ltd
filed 2026-09-30
CIK 1892316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was $8,606,590 based on the average bid and asked prices of the registrant’s common stock as reported by OTC Markets on that date.

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

LONGDUODUO IS A NEVADA CORPORATION THAT FUNCTIONS EXCLUSIVELY AS A HOLDING COMPANY. ALL OF THE BUSINESS OPERATIONS THAT ARE DESCRIBED IN THIS REPORT AND REFLECTED IN THE FINANCIAL STATEMENTS CONTAINED IN THIS REPORT ARE CARRIED OUT BY SEVEN LIMITED COMPANIES ORGANIZED AND LOCATED IN THE PEOPLE’S REPUBLIC OF CHINA (“PRC”). LONGDUODUO OWNS THE SEVEN OPERATING COMPANIES THROUGH INTERMEDIARY HOLDING COMPANIES REGISTERED IN HONG KONG AND THE BRITISH VIRGIN ISLANDS.

Longduoduo initiated operations on October 26, 2021, when it issued 30,000,000 shares of its common stock to the shareholders of Longduoduo Company Limited (Hong Kong) (“Longduoduo HK”) in exchange for 100% of the outstanding shares of Longduoduo HK, which at that time owned the Chinese limited companies. Subsequently, LDD Technology Limited and LDDJK Hong Kong Limited replaced Longduoduo HK as the intermediaries to the Chinese limited companies. On August 28, 2026, Longduoduo HK was officially deregistered.

The following chart describes our corporate structure as of June 30, 2026:

●	Longduoduo Company Limited (Hong Kong) (“Longduoduo HK”), which was established on July 26, 2021 under the laws of Hong Kong. On October 26, 2021, Longduoduo issued 30,000,000 shares of its common stock to the original shareholders of Longduoduo HK, in exchange for 100% of the outstanding shares of Longduoduo HK. On August 28, 2026, Longduoduo HK was officially deregistered.

●	LDD Technology Limited (“LDD”) was established on March 18, 2024 under the laws of British Virgin Islands. On February 19, 2025, Longduoduo issued 10,020 shares of its common stock to the original shareholders of LDD, in exchange for 100% of the outstanding shares of LDD.

●	LDDJK Hong Kong Limited (“LDDJK”) was established on April 9, 2024 under the laws of Hong Kong. LDD has controlled 100% of LDDJK since its inception.

●	Beijing Julong Health Consulting Co., Limited (“Julong”) was established in Beijing, China on July 23, 2024. LDDJK has controlled 100% of Julong since its inception.

●	Beijing Yihua Health Consulting Co., Limited (“Yihua”) was established in Beijing, China on March 14, 2024. On January 7, 2025, Julong acquired all the shares held by the original shareholders of Yihua, and controlled 100% ownership of Yihua.

●	Longduoduo Health Technology Company Limited (“Longduoduo Health Technology”), a privately held Limited Company registered in Inner Mongolia, China on August 20, 2020. On August 16, 2021, Longduoduo HK acquired 100% of the ownership of Longduoduo Health Technology from the original shareholders of Longduoduo Health Technology. On April 2, 2025, Julong acquired 100% of Longduoduo Health Technology from Longduoduo HK.

●	Inner Mongolia Qingguo Health Consulting Company Limited (“Qingguo”), a privately held Limited Company registered in Inner Mongolia, China on June 18, 2020. On September 8, 2020, Longduoduo Health Technology acquired 90% of the ownership of Qingguo from the original shareholders of Qingguo.

●	Inner Mongolia Rongbin Health Consulting Company Limited (“Rongbin”), a privately held Limited Company registered in Inner Mongolia, China on March 18, 2021. Longduoduo Health Technology has controlled 80% of the ownership of Rongbin since it was established.

●	Inner Mongolia Chengheng Health Consulting Company Limited (“Chengheng”), a privately held Limited Company registered in Inner Mongolia, China on April 9, 2021. Longduoduo Health Technology has controlled 80% of the ownership of Chengheng since it was established.

●	Inner Mongolia Tianju Health Consulting Company Limited (“Tianju”), a privately held Limited Company registered in Inner Mongolia, China on July 5, 2021. Longduoduo Health Technology has controlled 51% of the ownership of Tianju since it was established.

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

Longduoduo has engaged Bush & Associates CPA LLC as its independent auditor. Bush & Associates is headquartered in the State of Nevada. The PCAOB is able to, and does, fully conduct inspections of our auditor’s work papers. There remains a risk, however, that the government of the PRC might in the future impose restrictions on the communication of information to auditors or by auditors of issuers whose operations are located within the PRC, in such a way that investors in the securities of such issuers do not receive the full benefit of the audits. In that situation, it could occur that the SEC would bar trading platforms subject to U.S. jurisdiction from listing Longduoduo’s securities for trading. Such an occurrence would be likely to cause the value of Longduoduo’s securities to diminish significantly.

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

●	Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares. As a U.S.-listed public company, we may face heightened scrutiny, criticism and negative publicity in the PRC, which could result in a material change in our operations and the value of our common stock.

●	Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to you and us. The dramatic growth of China and rapid changes in government policies since the 1980s cause changes in the legal system that make compliance difficult and policies unpredictable.

●	Because our principal assets are located outside of the United States and because all of our directors and all our officers reside outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers or to enforce judgments of United States courts against us or them in the PRC.

●	The fluctuation of RMB may materially and adversely affect your investment. If the Chinese government reduces the relative value of the RMB compared to the U.S. Dollar, the value in Dollars of the Company will decline.

●	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecutiry, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

●	If Longduoduo common stock becomes listed on the OTCQB or an exchange, we will be required to obtain the approval of the PRC government for a business combination, the issuance of our common stock, or maintaining our status as a publicly listed company outside China.

Our Business

Our operating subsidiaries, Longduoduo Health Technology, Qingguo, Rongbin, Chengheng and Tianju, serve, for some customers, as sales agents for third-party healthcare service providers and, for other customers, as distributors of services provided by third-party healthcare service providers. In both arrangements, the health care providers provide comprehensive and high-quality preventive healthcare solutions, including disease screening, healthcare treatments, healthcare products, nutritional products and other services. The Company mainly focuses on prevention of myocardial infarction, cerebral infarction, hemiplegia, cardiovascular and cerebrovascular diseases, and gastrointestinal digestive disorders.

 Commissioned Sales

Since June of 2023, our operating subsidiaries have been primarily engaged in selling health maintenance services provided by Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”). During the year ended June 30, 2026, over 99.6% of our gross revenue came from commissions earned through our agency relationship with Honghai. Each operating subsidiary is party to a separate Sales Agency Agreement with Honghai, each expiring on June 20, 2029, although the content of the five Sales Agency Agreements are identical but for the name of the agent: Longduoduo Health Technology Co., Ltd, Inner Mongolia Rongbin Health Consulting Co., Ltd, Inner Mongolia Chengheng Health Consulting Co., Ltd, Inner Mongolia Qinguo Health Consulting Co., Ltd. or Inner Mongolia Tianju Health Consulting Company Limited. Among the principal terms of the Sales Agency Agreements are:

●	Honghai is responsible for developing and providing services, and our operating subsidiaries (the “Agent”) is responsible for promoting and selling the services.

●	When the Sales Agency Agreement was signed, the specific services to be marketed were: Immunological Ozonated Autohemotherapy, Meridian-regulating and Consciousness-restoring iatrotechnics, double blood purification, gut microbiota products, gut testing service and combinations of these services.

●	If Honghai develops new services, the Agent will have the option to market the new services at a price to be negotiated with Honghai in accordance with criteria set in the Sales Agency Agreement.

●	The Agent is responsible for collecting payment on each sale, and forwarding the payment to Honghai net of the pre-approved settlement amount – i.e. commission.

●	Honghai bears all responsibility for the quality of the services and for any liability to customers arising from the services.

Principal Sales

Before we entered the Sales Agency Agreements with Honghai, our operating subsidiaries marketed healthcare services and products exclusively as principals, by purchasing and reselling services and products from third-party healthcare service providers such as hospitals to serve customers located in Hohhot, Ordos, Baotou and Ulanqab, cities in Inner Mongolia. We continue that business, although “service revenue” from these principal sales fell by almost 95% in the year ended June 30, 2026 from the service revenue recorded in the year ended June 30, 2025. Our intention, after we have built a firm foundation for our agency sales business, is to renew our focus on principal sales.

Currently, working with our third-party healthcare service providers, our operating subsidiaries provide, as principal, the preventive healthcare solutions including below:

●	Meridian-regulating and Consciousness-restoring iatrotechnics- a traditional Chinese medicine treatment that is anti-thrombotic to prevent and treat cardiovascular and cerebrovascular diseases.

●	Double Blood Purification – treatment for cardiovascular and cerebrovascular diseases that involves the removal of pathogens and toxins from the blood through physical means such as filtration.

●	Immunological Ozonated Autohemotherapy - prevention and treatment of cardiovascular and cerebrovascular diseases relying on the use of an ozone therapy device to remove pathogens and toxins from the blood.

●	PRP (platelet-rich plasma) – prevention and treatment of joint inflammation and injury through the use of platelet rich plasma.

All medical services above are provided by healthcare service providers that are licensed medical institutions, such as hospitals or medical clinics. These medical services are provided directly to our customer by our healthcare service providers, and our healthcare service providers bear the risk of liability related to the medical procedures.

Our operating subsidiaries have one agreement, contracted with third-party healthcare service providers, remains in force. The contracts is set out below:

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

Our operating subsidiaries pay service fees to these third-party healthcare service providers based on the number of health products, medical examinations and the services they provide for our customers. We carefully select our third-party healthcare service provider based on our internal assessment of the quality of the provider’s institution and staff. We assess potential third-party healthcare service providers and chose future third-party healthcare service providers that fit our business based on the following points:

●	Quality of Services – including required and complementary services, the quality of the venue, as well as the quality of management, medicines, consumables etc;

●	Location: whether the venue is convenient for our customers.

●	Price: whether the medical services and treatment price is acceptable.

●	Reputation: whether the providers have a good reputation.

●	Equipment: whether the provider possess advanced medical equipment.

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

The successful execution of our business plan is subject to risks and uncertainties related to our business and industry, including those relating to our ability to:

●	maintain and enhance the recognition and reputation of our operating subsidiaries;

●	compete effectively;

●	manage our growth and execute our strategies effectively;

●	provide superior customer experience and offer services at attractive prices to meet customer needs and preferences;

●	manage and expand our relationships with suppliers; and

●	secure and retain the services of qualified personnel.

We face significant competition from two main types of competitors: major public hospitals and private medical companies. Some of our current or future competitors may have longer operating histories, greater brand recognition, better supplier relationships, larger customer bases or greater financial, technical or marketing resources than we do. There is no assurance that we will be able to successfully compete against these larger and better funded competitors.

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

Competition

We face significant competition from two main types of competitors: major public hospitals and private medical companies. The private preventive healthcare market is further segmented into (i) large national companies; (ii) regional providers; (iii) numerous local independent medical centers located in nearly every city in China; and other sales agencies of health services.

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

China

Julong and its subsidiaries are subject to a 25% standard enterprise income tax in the PRC. The Company accrued $66,451 and $222,268 of PRC income tax attributable to the Mainland China tax authority for the years ended June 30, 2026 and 2025, of which, $62,690 incurred by Longduoduo HK for the year ended June 30, 2026, was income tax to the Mainland China tax authority in connection with the transfer of its subsidiary Longduoduo Health Technology to Julong.

Employees

The Company has 51 full-time employees. Of those 51, Qingguo has 9 full-time employees, Rongbin has 12 full-time employees, Chengheng has 8 full-time employees, Tianju has 6 full-time employees and Longduoduo Health Technology has 16 full-time employees.

The Company’s employees include 8 with management responsibilities, 16 with administrative and operations responsibilities, and 27 responsible for customer services.

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

Risks Related to Our Business

99.6% of our revenue during the year ended June 30, 2026 came from a single source: Inner Mongolia Honghai Health Management Co., Ltd. Termination of our relationship with Honghai would likely have serious adverse effects on our financial results.

In June 2023 each of our operating subsidiaries entered into identical Sales Agency Agreements with Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”), pursuant to which our operating subsidiaries serve as sales agents for services provided by Honghai and receive commissions on the sales they initiate. During the year ended June 30, 2026, commissions from sales on behalf of Honghai represented over 99.6% of our Company’s revenues, while revenues from principal sales, our focus before engaging with Honghai, fell by almost 95%.

The Sales Agency Agreements terminate in June 2029, and there is no certainty that our relationship with Honghai will continue past that date In addition, any number of factors could interfere with our relationship with Honghai: adverse events in Honghai’s business could make our sales efforts unprofitable; Honghai could decide to engage competitive or replacement sales agents; licensing problems or adverse government regulation could interfere with Honghai’s business or our ability to market Honghai’s services. In the event that any of these risks was realized, our financial results could be significantly less profitable unless and until we were able to replace Honghai as the primary source of our revenue.

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

There are numerous hospitals and private clinics providing preventive healthcare services and products. We face significant competition from two main types of competitors: major public hospitals and private medical companies. The private preventive healthcare market is further segmented into large franchise companies, regional providers and numerous local independent medical centers located in nearly every city in China. We compete primarily on the basis of price, quality of service, convenience, location, brand recognition and reputation. We do not have the same level of brand recognition as some of the large public hospitals, and in some regional markets our brand is not as established and our geographical coverage is not as extensive as that of our private competitors. Furthermore, we lack the equipment necessary for certain highly technical medical tests. Many competing hospitals that are government-owned are exempt from income taxes on their medical income, which provides them with a significant competitive advantage over us. Furthermore, competing hospitals, clinics or other facilities may commence new operations or expand existing operations, which would increase their competitive position and potentially erode our business, financial condition, results of operations and prospects.

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

Expansion of our healthcare services could be affected by the expansion of government-sponsored social medical insurance in China if the Company does not qualify for such coverage.

Currently, most government-sponsored social medical insurance in China does not cover preventive healthcare, particularly in connection with outpatient services. Currently, most of the Company’s individual customers pay directly for the Company’s preventive healthcare services. If government-sponsored social medical insurance is further expanded to cover preventive healthcare comparable to those of the Company in the geographic areas where the Company operate, and the Company does not become a qualified institution for such coverage, certain of the Company’s customers may terminate their relationship with the Company, and certain individual customers may opt to use other medical institutions covered by such medical insurance rather than pay for the Company’s healthcare services. As a result, the expansion of government-sponsored social medical insurance could materially and adversely affect our business, financial condition and results of operations.

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

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers- Xu Huibo, our President and Chairman of the Board of Director; Zhou Hongxiao, Chief Executive Officer (CEO), Secretary and director; Kang Liping, our Chief Financial Officer. They are developing our business, which will depend on our ability to identify and retain competent employees with the skills required to execute our business objectives. The loss of the services of any of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our products and services, which could adversely affect our financial results and impair our growth.

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

Furthermore, the SEC has issued statements primarily focused on companies with significant China-based operations, such as us. For example, on July 30, 2021, Gary Gensler, then-Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with a Variable Interest Entity, or a VIE structure. We do not have a VIE structure and are not in an industry that is subject to foreign ownership limitations by China. Further, we believe that we have robust disclosures relating to our operations in China, including the relevant risks noted in Chairman Gensler’s statement. However, it is possible that the Company’s periodic reports and other filings with the SEC may be subject to enhanced review by the SEC and this additional scrutiny could affect our ability to effectively raise capital in the United States.

In response to the SEC’s July 30 statement, the China Securities Regulatory Commission (CSRC) announced on August 1, 2021, that “it is our belief that Chinese and U.S. regulators shall continue to enhance communication on the principle of mutual respect and cooperation, and properly address the issues related to the supervision of China-based companies listed in the U.S. so as to form stable policy expectations and create a benign rules framework for the market.” While the CSRC will continue to collaborate “closely with different stakeholders including investors, companies, and relevant authorities to further promote transparency and certainty of policies and implementing measures,” it emphasized that it “has always been open to companies’ choices to list their securities on international or domestic markets in compliance with relevant laws and regulations.”

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

Our China operations are subject to PRC laws and regulations including but not limited to the laws and regulations on taxation, employment and social welfare, product quality and consumer protection, foreign investment, foreign exchange, online trading and E-commerce, food business and so on. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, investments and results of operations.

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

Our operating subsidiaries are incorporated under and governed by the laws of the PRC. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. As a significant part of our business is conducted in China, our operations are principally governed by PRC laws and regulations. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as our company, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, our PRC subsidiaries may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

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

The PRC government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has published policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such intervention in or influence on our business operations or action to exert more oversight and control over securities offerings and other capital markets activities, once taken by the PRC government, could adversely affect the business, financial condition and results of operations and the value of China-based companies, or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

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

Longduoduo has engaged Bush & Associates CPA LLC as its independent auditor. Bush & Associates is headquartered in the State of Nevada. The PCAOB is able to, and does, fully conduct inspections of our auditor’s work papers. There remains a risk, however, that the government of the PRC might in the future impose restrictions on the communication of information to auditors or by auditors of issuers whose operations are located within the PRC, in such a way that investors in the securities of such issuers do not receive the full benefit of the audits. In that situation, it could occur that the SEC would bar trading platforms subject to U.S. jurisdiction from listing Longduoduo’s securities for trading. Such an occurrence would be likely to cause the value of Longduoduo’s securities to diminish significantly.

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

On August 14, 2024, Qingguo leased office space (approximately 482 square meters) under an operating lease agreement with Inner Mongolia Chuangfuhui Enterprise Management Co., Ltd. Under the terms of the agreement, Qingguo was committed to make lease payments of approximately $30,700 (RMB 220,000) for the period between September 10, 2024 and September 10, 2025. Inner Mongolia Chuangfuhui Enterprise Management Co., Ltd, acting as the tenant of the property owner Chen Mingyue, sublet the property to Qingguo. Subsequently, on September 19, 2025, Qingguo entered into a non-cancellable operating lease agreement directly with Chen Mingyue for the same office space. Under terms of the lease agreement, from September 10, 2025, Qingguo is committed to make lease payments totalling approximately $30,898 (RMB 220,000) per year for 1 year. On September 18, 2026, the Company renewed the lease agreement with Chen Mingyue. Under the renewed terms, the Company is obligated to make annual lease payments totaling approximately $32,400 (RMB 220,000) for a one-year term commencing on September 10, 2026.

On November 20, 2024, Chengheng leased an office space (approximately 611 square meters) under an operating lease agreement from Dongsheng District Baiyan Health Consultation Department. Under the terms of the agreement, Chengheng was committed to make lease payments of approximately $16,700 (RMB120,000) for the period between November 20, 2024 and November 20, 2025. The office lease was not renewed upon expiration.

On March 11 of 2025, Longduoduo Health Technology leased office space (approximately 150 square meters) under an operating lease agreement with Liu Libao. Under the terms of the agreement, Longduoduo Health Technology is committed to make lease payments of approximately $4,200 (RMB30,000) for the period between March 11, 2025 and March 10, 2026. On March 11, 2026, Longduoduo Health Technology renewed the lease agreement with Liu Liqiang, who, together with his brother Liu Libao, serves as a co-landlord of the leased premises. Under terms of the lease agreement, from March 11, 2026, Longduoduo Health Technology is committed to make lease payment totalling approximately $3,621 (RMB25,000) per year for 1 year.

On August 8, 2025, Chengheng leased an office space (approximately 400 square meters) under an operating lease agreement from Pan Jirong and Zhong Jing. Under terms of the lease agreement, from August 8, 2025 to August 7, 2028, Chengheng is committed to make lease payments of approximately $24,000 (RMB 170,000) per year for 3 years.

On July 20, 2025, Rongbin leased office space (approximately 97.73 square meters) under an operating lease agreement with Han Yuefei. Under the terms of the agreement, Rongbin is committed to make lease payments of $1,685 (RMB 12,000) per year for the period between July 20, 2025 and July 19, 2026. Rongbin renewed the agreement. Under terms of the lease agreement, from July 20, 2026 to July 19, 2027, Rongbin is committed to make lease payment approximately $1,685 (RMB 12,000) per year

On August 20, 2025, Rongbin leased office space (approximately 626.38 square meters) under an operating lease agreement with Inner Mongolia Baogang Jinmao Real Estate Development Co., Ltd. Under the terms of the agreement, Rongbin is committed to make lease payments of approximately $14,000 (RMB 100,320) per year for the period between September 1, 2025 and August 31, 2026. Rongbin renewed the agreement. Under terms of the lease agreement, from September 1, 2026 to October 6, 2027, Rongbin is committed to make lease payment approximately $14,000 (RMB100,320) per year.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not have any unregistered sales of equity securities during the fourth quarter of the fiscal year ended June 30, 2026.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal quarter ended June 30, 2026.

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

Results of Operations for the Years Ended June 30, 2026 and 2025

The following table shows key components of the results of operations during the years ended June 30, 2026 and 2025:

	For the Years Ended June 30,		Change
	2026	2025	$	%
Total revenue	$1,822,457	$4,262,663	$(2,440,206)	(57)%
Cost of revenue	16,958	91,099	(74,141)	(81)%
Gross Profit	1,805,499	4,171,564	(2,366,065)	(57)%

Total operating expenses	2,438,680	3,618,885	(1,180,205)	(33)%
(Loss) income from operations	(633,181)	552,679	(1,185,860)	(215)%
Other income (expense)	57,365	161,849	(104,484)	(65)%
(Loss) income before income taxes	(575,816)	714,528	(1,290,344)	(181)%
Income taxes	66,451	222,268	(155,817)	(70)%
Net (loss) income	(642,267)	492,260	(1,134,527)	(230)%

During the year ended June 30, 2026, our total revenue was $1,822,457, of which $6,539 was attributable to the sale of healthcare services, primarily derived from sales of “Immunological Ozonated Autohemotherapy”, “Meridian-regulating and Consciousness-restoring Iatrotechnics”, “Assay”, “PRP” and other healthcare services. The remaining $1,815,918 of revenue was attributable to commissions earned by the Company from its service as sales agent for Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”). In June of 2023, the Company began to engage in the sales agent business and focused on the sales of preventive healthcare solutions administered by Honghai, with whom we have a Sales Agency Agreement. As of June 30, 2026, we operate through five entities: Longduoduo Health Technology, Tianju, Qingguo, Rongbin and Chengheng, which are established in Huhhot, Ulanqab, Huhhot, Baotou and Ordos, respectively, which include four of the largest cities in Inner Mongolia, China.

Annual to annual revenue fell by 57% as compared with the operating revenue of $4,262,663 for the year ended June 30, 2025. One important factor influencing revenue in the recent years is the impact of the economic environment. The prevailing economic environment, characterized by waning confidence in economic prospects, has compelled consumers to adopt significantly more cautious spending behavior, curtailing discretionary expenditures on preventive healthcare services and physical examinations. Management believes that the government has recently introduced policies to promote economic recovery, but it may take some time for the situation to truly improve. Meanwhile, as we wait for the economy to revive, the Company is implementing plans to improve its operations by adjusting its operational policies.

Cost of revenue relates solely to our healthcare service revenue, and mainly consists of our payments to the third-party healthcare service providers who perform healthcare services for our customers. During the year ended June 30, 2026, our cost of revenue was $16,958, with the result that our gross loss from service revenue was $10,419 (a gross margin of -159%). As the total service revenue is minimal, profit turns negative due to fixed depreciation and refund adjustments. By comparison, our gross profit from service revenue for the year ended June 30, 2025 was $29,767, representing 25% of service revenue for that year.

When our net service revenue in fiscal year 2026 was combined with commission revenue (for which there is no cost of revenue), we achieved gross profit of $1,805,499. However, we realized a loss from operations of $633,181 for the year ended June 30, 2026 because the Company incurred significant marketing expense in connection with establishing its brand as a new company, coupled with high fixed costs including staff costs and office expenses. The Company will continue to invest heavily in advertising and promotion expenses in the near future as it continues to establish and expand its brand and products and services.

Our operating expenses consist primarily of advertising and promotion expenses, salaries and benefits, office expenses, professional fees and depreciation and amortization. Our operating expenses in fiscal year 2026 decreased by $1,180,205, primarily attributable to:

●	$904,310 in advertising and promotion expenses incurred in the year ended June 30, 2026, compared to $1,942,661 recorded in the year ended June 30, 2025.

●	$148,627 in professional fees in the year ended June 30, 2026, compared to $182,198 recorded in the year ended June 30, 2025. In both cases, the expense was primarily related to the costs incurred by the Company to establish and sustain its status as an SEC-reporting company in the United States.

●	$572,400 in salaries and benefits expenses in the year ended June 30, 2026, compared to $580,370 in the year ended June 30, 2025.

●	$614,389 in office expenses in the year ended June 30, 2026, compared to $722,447 in the year ended June 30, 2025. Office expenses mainly consist of entertainment expenses, business consulting fees, vehicle usage costs, social security contributions, travel expenses, and other office maintenance-related expenses. The overall decrease in office expenses was primarily driven by reductions in entertainment expenses and other office maintenance-related expenses.

Our net loss for the year ended June 30, 2026 was $642,267, compared to a net income of $492,260 in the year ended June 30, 2025.

Our reporting currency is the U.S. dollar. Our functional currency is the local currency, which is the Renminbi (RMB) for our Chinese subsidiaries, the Hong Kong Dollar (HKD) for our Hong Kong subsidiaries, and the U.S. Dollar (USD) for our BVI subsidiary. Results of operations and cash flow for RMB and HKD are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by OANDA on the balance sheet date. Translation adjustments resulting from this process are included in other comprehensive income (loss). For the years ended June 30, 2026 and 2025, foreign currency translation adjustments of $102,000 and $22,921, respectively, have been reported as other comprehensive income in the consolidated statement of operations and comprehensive income.

Liquidity and Capital Resources

As of June 30, 2026, the Company held $1,588,930 in cash and cash equivalents, yet working capital was only $501,414. This divergence primarily reflects our use of customer prepayments to fund operations: of the $790,429 in deferred revenue on the balance sheet at June 30, 2026, from customers as prepayment for future services and products but used the majority of the deposited sum to pay ongoing expenses and so had only $138,287 in prepayments on our June 30, 2026 balance sheet, most had been applied to ongoing expenses, leaving just $138,287 in prepayments on the balance sheet. Going forward, we will strive to achieve a better balance of customer deposits and prepayments; but we will achieve that better balance only when profits from operations and funds from financing are adequate to support the expansion effort that will be necessary for successful operations.

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

Cash Flows

The following table summarizes our cash flows for the years ended June 30, 2026 and 2025.

	For the Years Ended June 30,		Change
	2026	2025	$
Net cash (used in) provided by operating activities	$(163,109)	$277,365	$(440,474)
Net cash used in investing activities	(30,638)	(59,375)	28,737
Effect of exchange rate fluctuation on cash and cash equivalents	139,956	20,689	119,267
Net (decrease) increase in cash and cash equivalents	(53,791)	238,679	(292,470)
Cash and cash equivalents, beginning of year	1,642,721	1,404,042	238,679
Cash and cash equivalents, end of year	$1,588,930	$1,642,721	$(53,791)

Net Cash Provided by Operating Activities

For the year ended June 30, 2026, operating activities used $163,109 in cash, compared with $277,365 of cash provided by operating activities in the year ended June 30, 2025. Cash used in operations during the year ended June 30, 2026 was primarily due to recording a net loss of $642,267, which was partially offset by $423,744 of customer deposits received.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended June 30, 2026 was $30,638, compared to $59,375 for the year ended June 30, 2025. In both periods, the cash was used for the purchase of fixed assets and office decoration.

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

In our preparation of the financial statements for the year ended June 30, 2026, there was no estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Longduoduo Company Limited

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Longduoduo Company Limited and subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Las Vegas, Nevada

September 30, 2026

PCAOB ID Number 6797

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2026	2025

Assets
Current Assets:
Cash and cash equivalents	$1,588,930	$1,642,721
Other receivables	56,939	37,256
Prepayments	138,287	133,610
Total current assets	1,784,156	1,813,587
Property and equipment, net	213,025	280,003
Right-of-use assets	66,283	32,906
Total assets	$2,063,464	$2,126,496

Liabilities and Equity
Current Liabilities:
Accounts payable	$403,477	$399,906
Deferred revenue	790,429	335,484
Accrued expenses	52,036	50,027
Due to related parties	3,721	408
Operating lease liabilities, current	24,113	18,570
Other current liabilities	8,966	26,069
Total current liabilities	1,282,742	830,464
Operating lease liabilities, less current portion	24,957	-
Total liabilities	1,307,699	830,464

Equity:
Preferred stock; $0.001 par value, 30,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and 2025	-	-
Common stock; $0.001 par value, 500,000,000 shares authorized; 30,015,036 and 30,015,036 shares issued and outstanding at June 30, 2026 and 2025	30,015	30,015
Additional paid-in capital	7,246,719	7,246,719
Accumulated deficit	(6,747,828)	(6,169,197)
Accumulated other comprehensive income	174,785	77,028
Total stockholders’ equity attributable to the common stockholders	703,691	1,184,565
Non-controlling interests	52,074	111,467
Total stockholders’ equity	755,765	1,296,032
Total liabilities and equity	$2,063,464	$2,126,496

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended June 30,
	2026	2025

Revenues:
Service revenue	$6,539	$120,866
Commission revenue	1,815,918	4,141,797
Total revenues, net	1,822,457	4,262,663
Cost of revenue:
Cost of service revenue	16,958	91,099
Total cost of revenues	16,958	91,099
Gross profit	1,805,499	4,171,564

Selling, general and administrative expenses	2,438,680	3,618,885
(Loss) income from operations	(633,181)	552,679
Other income, net	57,365	161,849
(Loss) income before provision for income taxes	(575,816)	714,528
Provision for income taxes	66,451	222,268
Net (loss) income	(642,267)	492,260
Less: net (loss) income attributable to non-controlling interests	(63,636)	31,825
Net (loss) income attributable to common stockholders	$(578,631)	$460,435

Comprehensive income (loss):
Net (loss) income	$(642,267)	$492,260
Foreign currency translation adjustment	102,000	22,921
Comprehensive (loss) income	(540,267)	515,181
Less: comprehensive (loss) income attributable to non-controlling interests	(59,393)	33,131
Comprehensive (loss) income attributable to the common stockholders	$(480,874)	$482,050

Basic and diluted (loss) income per share	$(0.019)	$0.015
Weighted average number of shares outstanding -basic and diluted	30,015,036	30,009,878

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2026 AND JUNE 30, 2025

	Common stock		Additional		Accumulated Other	Total	Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholder’ Equity	controlling Interests	Total Equity
Balance at June 30, 2024	30,005,016	$30,005	$7,246,729	$(6,629,632)	$55,413	$702,515	$78,336	$780,851
Stock issued and exchanged for shares of LDD	10,020	10	(10)	-	-	-	-	-
Net income	-	-	-	460,435	-	460,435	31,825	492,260
Foreign currency translation adjustment	-	-	-	-	21,615	21,615	1,306	22,921
Balance at June 30, 2025	30,015,036	$30,015	$7,246,719	$(6,169,197)	$77,028	$1,184,565	$111,467	$1,296,032
Net loss	-	-	-	(578,631)	-	(578,631)	(63,636)	(642,267)
Foreign currency translation adjustment	-	-	-	-	97,757	97,757	4,243	102,000
Balance at June 30, 2026	30,015,036	$30,015	$7,246,719	$(6,747,828)	$174,785	$703,691	$52,074	$755,765

The accompanying notes are an integral part of these consolidated financial statements

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(642,267)	$492,260
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation & amortization	110,664	137,290
Operating lease expense	41,857	63,345
Changes in operating assets and liabilities:
Other receivables	(17,116)	95,330
Prepayments	(2,740)	(53,139)
Due from related parties	-	20,092
Accounts payable	(17,952)	36,036
Deferred revenue	423,744	(385,316)
Accrued expenses	(729)	(776)
Due to related parties	3,313	(11,462)
Operating lease	(43,882)	(18,990)
Other payables	-	(35,922)
Other current liabilities	(18,001)	(61,383)
Net cash (used in) provided by operating activities	(163,109)	277,365

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(30,638)	(59,375)
Net cash used in investing activities	(30,638)	(59,375)

Effect of exchange rate fluctuation on cash and cash equivalents	139,956	20,689
Net (decrease) increase in cash and cash equivalents	(53,791)	238,679

Cash and cash equivalents, beginning of year	1,642,721	1,404,042
Cash and cash equivalents, end of year	$1,588,930	$1,642,721

Supplemental disclosure of cash flow information
Cash paid for income taxes	$82,976	$231,580
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for new operating lease liabilities	70,461	-

The accompanying notes are an integral part of these consolidated financial statements.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND JUNE 30, 2025

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Longduoduo Company Limited (“Longduoduo”, together as a group with Longduoduo’s subsidiaries referred to as the “Company” or “we”) was incorporated in the State of Nevada on October 25, 2021. Acting in a principal capacity, the Company provides customers comprehensive and high-quality preventive healthcare solutions including a wide range of preventive healthcare services, including disease screening, healthcare treatment, healthcare products, nutritional products and other services through a network of third-party healthcare service providers. In June 2023, the Company began to engage in agent sales of preventive healthcare solutions on behalf of a third-party provider and earn commissions revenue.

Longduoduo’s subsidiaries include:

●	Longduoduo Company Limited (Hong Kong) (“Longduoduo HK”), which was established on July 26, 2021 under the laws of Hong Kong. On October 26, 2021, Longduoduo issued 30,000,000 shares of its common stock to the original shareholders of Longduoduo HK, in exchange for 100% of the outstanding shares of Longduoduo HK. On August 28, 2026, Longduoduo HK was officially deregistered.

●	LDD Technology Limited (“LDD”) was established on March 18, 2024 under the laws of British Virgin Islands. On February 19, 2025, Longduoduo issued 10,020 shares of its common stock to the original shareholders of LDD, in exchange for 100% of the outstanding shares of LDD.

●	LDDJK Hong Kong Limited (“LDDJK”) was established on April 9, 2024 under the laws of Hong Kong. LDD has controlled 100% of LDDJK since its inception.

●	Beijing Julong Health Consulting Co., Limited (“Julong”) was established in Beijing, China on July 23, 2024. LDDJK has controlled 100% of Julong since its inception.

●	Beijing Yihua Health Consulting Co., Limited (“Yihua”) was established in Beijing, China on March 14, 2024. On January 7, 2025, Julong acquired all the shares held by the original shareholders of Yihua, and controlled 100% ownership of Yihua.

●	Longduoduo Health Technology Company Limited (“Longduoduo Health Technology”), a privately held Limited Company registered in Inner Mongolia, China on August 20, 2020. On August 16, 2021, Longduoduo HK acquired 100% of the ownership of Longduoduo Health Technology from the original shareholders of Longduoduo Health Technology. On April 2, 2025, Julong acquired 100% of Longduoduo Health Technology from Longduoduo HK.

●	Inner Mongolia Qingguo Health Consulting Company Limited (“Qingguo”), a privately held Limited Company registered in Inner Mongolia, China on June 18, 2020. On September 8, 2020, Longduoduo Health Technology acquired 90% of the ownership of Qingguo from the original shareholders of Qingguo.

●	Inner Mongolia Rongbin Health Consulting Company Limited (“Rongbin”), a privately held Limited Company registered in Inner Mongolia, China on March 18, 2021. Longduoduo Health Technology has controlled 80% of the ownership of Rongbin since established.

●	Inner Mongolia Chengheng Health Consulting Company Limited (“Chengheng”), a privately held Limited Company registered in Inner Mongolia, China on April 9, 2021. Longduoduo Health Technology has controlled 80% of the ownership of Chengheng since established.

●	Inner Mongolia Tianju Health Consulting Company Limited (“Tianju”), a privately held Limited Company registered in Inner Mongolia, China on July 5, 2021. Longduoduo Health Technology has controlled 51% of the ownership of Tianju since established.

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

FOR THE YEARS ENDED JUNE 30, 2026 AND JUNE 30, 2025

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

LDD Technology Limited was established on March 18, 2024 under the laws of British Virgin Islands. LDD is a holding company with no business operations of its own. On February 19, 2025, Longduoduo issued 10,020 shares of its common stock to the original shareholders of LDD, and assumed all the original shareholders’ capital contribution obligations to LDD, in exchange for 100% of the outstanding shares of LDD. This transaction is treated in the Company’s financial statements as a corporate restructuring (reorganization) of entities under common control, as LDD and Longduoduo have at all times been under the control of Mr. Zhang Liang. Therefore, this transaction is accounted for by the carry-over basis method (also referred to as the pooling-of-interests method or historical-cost method). The assets and liabilities transferred are recorded by the receiving entity at their historical carrying amounts in the consolidated financial statements of the controlling parent, not at fair value. No new goodwill is recognized, and no gain or loss is recorded. In accordance with ASC 805-50-45-5, the current capital structure has been retroactively presented in prior periods as if such structure existed at that time, and the entities under common control are presented on a combined basis for all periods. Since LDD and Longduoduo were under common control for all periods presented, the results of LDD are included in the Company’s financial statements for all periods presented.

Longduoduo’s subsidiaries as of June 30, 2026 are listed as follows:

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

FOR THE YEARS ENDED JUNE 30, 2026 AND JUNE 30, 2025

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

The financial statements of Longduoduo’s subsidiaries, which are prepared using the RMB and HKD, are translated into the Company’s reporting currency, the US Dollar. Assets and liabilities are translated using the exchange rate at each reporting period end date. Revenue and expenses are translated using weighted average rates prevailing during each reporting period, and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income or expense.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

For the Years Ended June 30,
		2026	2025
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	6.7925/7.8424	7.1672/7.8499
Revenue and expenses	period weighted average	6.9960/7.8115	7.2145/7.7895

E. Concentration of credit risk

The Company maintains cash in banks in China and the United States. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$70,000). As of June 30, 2026 and 2025, the Company had $949,475 and $1,130,547 cash in excess of the insured amount, respectively. In the United States, deposit insurance coverage is limited to USD250,000 per bank. As of June 30, 2026 and 2025, the Company maintained no cash balances in excess of these insured limits.

For the years ended June 30, 2026 and 2025, we had a single supplier for our agent sales, whose revenue represented 99.6% and 97.2% of total revenue, respectively.

For the years ended June 30, 2026 and 2025, the Company had two and three major suppliers for our service revenue, that each accounted for over 10% of its total cost of revenue.

	Year ended June 30, 2026			Year ended June 30, 2025
	Cost of revenue		Percentage of Cost of revenue	Cost of revenue	Percentage of Cost of revenue

Supplier A	$	N/A	N/A	$29,666	33%
Supplier B		6,947	41%	38,502	42%

As of June 30, 2026 and 2025, the Company had three major suppliers that each accounted for over 10% of its total accounts payable.

	As of June 30, 2026		As of June 30, 2025
	Account payable	Percentage of Accounts payable	Account payable	Percentage of Accounts payable
Supplier C	$179,566	45%	$-	-
Supplier D	155,837	39%	-	-
Supplier E	-	-	200,716	50%
Supplier F	-	-	94,182	24%
Supplier G	-	-	77,620	19%

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND JUNE 30, 2025

F. Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturity of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank as of June 30, 2026 and 2025.

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

There were no transfers between level 1, level 2 or level 3 measurements for the years ended June 30, 2026 and 2025.

Financial assets and liabilities of the Company consisted primarily of cash and cash equivalents, other receivables, accounts payable, accrued expenses, due to related parties and other current liabilities. As of June 30, 2026 and 2025, the carrying values of these financial instruments approximated their fair values due to the short-term maturity of these instruments.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND JUNE 30, 2025

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

Management regularly reviews the sales returns and allowances based on historical experience. Any subsequent sales returns and cancellations are recognized upon notification from the customers. The liability for sales returns and allowances relating to the sale of healthcare service packages amounted to $66 and $208 as of June 30, 2026 and June 30, 2025, respectively. Management’s provision for sales returns and allowances was 1.60% and 1.13%, respectively, of the total service revenue for the years ended June 30, 2026 and 2025.

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

FOR THE YEARS ENDED JUNE 30, 2026 AND JUNE 30, 2025

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

NOTE 3. PREPAYMENTS

Prepayments primarily include prepaid expenses, equipment advance, lease payments and advance to suppliers. As of June 30, 2026 and 2025, prepayments and deferred expenses were $138,287 and $133,610, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND JUNE 30, 2025

NOTE 4. PROPERTY AND EQUIPMENT

At June 30, 2026 and 2025, property and equipment, at cost, consisted of:

	June 30,	June 30,
	2026	2025

Office equipment and furniture	$485,397	$452,187
Leasehold improvement	47,258	70,404
Total	532,655	522,591
Accumulated depreciation	319,630	242,588
Total property and equipment, net	$213,025	$280,003

The Company recorded depreciation and amortization expense of $110,664 for the year ended June 30, 2026, of which $100,943 was recorded as operating expense and $9,721 was recorded as cost of revenue.

The Company recorded depreciation and amortization expense of $137,290 for the year ended June 30, 2025, of which $127,864 was recorded as operating expense and $9,426 was recorded as cost of revenue.

The Company disposed of fully depreciated assets with a total value of $17,224 for the year ended June 30, 2026.

NOTE 5. RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties consists of the following:

Name of related party	June 30, 2026	June 30, 2025
Zhang Liang	$409	$408
Xu Huibo	3,312	-
Total	$3,721	$408

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

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND JUNE 30, 2025

China

Julong and its subsidiaries are subject to a 25% standard enterprise income tax in the PRC. If the taxable income in the calendar year does not exceed RMB 3 million, only 25% of the taxable income will be included in the tax base, which is then subject to a preferential tax rate of 20%. The Company accrued $66,451 and $222,268 of PRC income tax to the Mainland China tax authority for the years ended June 30, 2026 and 2025, of which, $62,690 incurred by Longduoduo HK for the year ended June 30, 2026, was income tax to the Mainland China tax authority in connection with the transfer of its subsidiary Longduoduo Health Technology to Julong.

A summary of income (loss) before income taxes for domestic and foreign locations for the years ended June 30, 2026 and 2025 is as follows:

	For the year ended June 30,
	2026	2025
United States	$(173,463)	$(219,614)
Foreign	(402,353)	934,142
(Loss) income before income taxes	$(575,816)	$714,528

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	For the year ended
	June 30,	June 30,
	2026	2025
Income tax (benefit) at USA statutory rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Income tax (benefit) at USA effective rate	0%	0%

The difference between the PRC statutory income tax rate and the PRC effective tax rate was as follows:

	For the year ended June 30, 2026
	Longduoduo Health Technology	Yihua	Julong	ChengHeng	QingGuo	RongBin	TianJu
Income tax (benefit) at PRC statutory rate	25%	25%	25%	25%	25%	25%	25%
Refund of taxes paid in prior periods	-	-	-	-	-	-	(36)%
Tax preference adjustments	18%	-	-	-	-	-	(62)%
PRC valuation allowance	(30)%	(25)%	(25)%	(25)%	(25)%	(25)%	73%
Income tax (benefit) at PRC effective rate	13%	0%	0%	0%	0%	0%	0%

Additional, $62,690 incurred by Longduoduo HK for the year ended June 30, 2026, was income tax to the Mainland China tax authority in connection with the transfer of its subsidiary Longduoduo Health Technology to Julong.

	For the year ended June 30, 2025
	Longduoduo Health Technology	Yihua	Julong	ChengHeng	QingGuo	RongBin	TianJu
Income tax (benefit) at PRC statutory rate	25%	25%	25%	25%	25%	25%	25%
Tax preference adjustments	(7)%	-	-	-	(24)%	16%	(21)%
PRC valuation allowance	(1)%	(25)%	(25)%	(25)%	9%	(41)%	14%
Income tax (benefit) at PRC effective rate	17%	0%	0%	0%	10%	0%	18%

The Company did not recognize deferred tax assets since it is not more likely than not that it will realize such deferred taxes. The deferred tax would apply to Longduoduo in the U.S. and Julong and subsidiaries in China.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND JUNE 30, 2025

As of June 30, 2026, Julong and its subsidiaries had total net operating loss carry forwards of approximately $881,349 in the PRC that expire through 2031. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $220,337 and $103,712 related to its operations in the PRC as of June 30, 2026 and 2025, respectively. The PRC valuation allowance has increased by $ 116,625 and $94,016 for the years ended June 30, 2026 and 2025, respectively.

The Company incurred losses from its United States operations during the year ended June 30, 2026 of approximately $1,409,437. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $295,982 and $259,555 against the deferred tax assets related to the Company’s United States operations as of June 30, 2026 and 2025, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States are not likely to be utilized. The US valuation allowance has increased by approximately $36,427 and $59,738 for the years ended June 30, 2026, and 2025, respectively.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the Company has significant business operations. The table below presents the earliest tax year that remains subject to examination by major jurisdiction.

Earliest tax year that remains subject to examination
U.S. Federal	June 30, 2021
China	June 30, 2021

NOTE 7. LEASES

On April 1 of 2024, Tianju leased office space (approximately 595 square meters) under an operating lease agreement with Han Ruijun. Under the terms of the agreement, Tianju is committed to make lease payments of approximately $19,000 (RMB137,000) annually for the period between April 1, 2024 and March 31, 2027.

On August 14, 2024, Qingguo leased office space (approximately 482 square meters) under an operating lease agreement with Inner Mongolia Chuangfuhui Enterprise Management Co., Ltd. Under the terms of the agreement, Qingguo was committed to make lease payments of approximately $30,700 (RMB 220,000) for the period between September 10, 2024 and September 10, 2025. Inner Mongolia Chuangfuhui Enterprise Management Co., Ltd, acting as the tenant of the property owner Chen Mingyue, sublet the property to Qingguo. Subsequently, on September 19, 2025, Qingguo entered into a non-cancellable operating lease agreement directly with Chen Mingyue for the same office space. Under terms of the lease agreement, from September 10, 2025, Qingguo is committed to make lease payments totaling approximately $30,898 (RMB 220,000) per year for 1 year. On September 18, 2026, the Company renewed the lease agreement with Chen Mingyue. Under the renewed terms, the Company is obligated to make annual lease payments totaling approximately $32,400 (RMB 220,000) for a one-year term commencing on September 10, 2026.

On November 20, 2024, Chengheng leased an office space (approximately 611 square meters) under an operating lease agreement from Dongsheng District Baiyan Health Consultation Department. Under the terms of the agreement, Chengheng was committed to make lease payments of approximately $16,700 (RMB120,000) for the period between November 20, 2024 and November 20, 2025. The office lease was not renewed upon expiration.

On March 11 of 2025, Longduoduo Health Technology leased office space (approximately 150 square meters) under an operating lease agreement with Liu Libao. Under the terms of the agreement, Longduoduo Health Technology is committed to make lease payments of approximately $4,200 (RMB30,000) for the period between March 11, 2025 and March 10, 2026. On March 11, 2026, Longduoduo Health Technology renewed the lease agreement with Liu Liqiang, who, together with his brother Liu Libao, serves as a co-landlord of the leased premises. Under terms of the lease agreement, from March 11, 2026, Longduoduo Health Technology is committed to make lease payment totalling approximately $3,621 (RMB25,000) per year for 1 year.

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

On August 20, 2025, Rongbin leased office space (approximately 626.38 square meters) under an operating lease agreement with Inner Mongolia Baogang Jinmao Real Estate Development Co., Ltd. Under the terms of the agreement, Rongbin is committed to make lease payments of approximately $14,000 (RMB 100,320) per year for the period between September 1, 2025 and August 31, 2026. Rongbin renewed the agreement. Under terms of the lease agreement, from September 1, 2026 to October 6, 2027, Rongbin is committed to make lease payment approximately $14,000 (RMB100,320) per year.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company did not combine lease and non-lease components.

Most leases do not include options to renew. The exercise of lease renewal options has to be agreed to by the lessors. The depreciable life of assets and leasehold improvements are limited by the term of leases, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense related to noncancelable operating leases was $98,011 and $63,345 for the years ended June 30, 2026 and 2025, respectively.

LONGDUODUO COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND JUNE 30, 2025

Balance sheet information related to the Company’s leases is presented below:

	June 30, 2026	June 30, 2025
Assets
Operating lease right of use assets	$66,283	$32,906
Liabilities
Operating lease liabilities – current	$24,113	$18,570
Operating lease liabilities – non-current	24,957	-
Total Operating lease liabilities	$49,070	$18,570

As most of the Company’s leases do not provide an implicit rate, the Company uses the 1-5 years borrowing rates from its bank, i.e. 3.5% and 3.95%, based on the information available at the commencement date in determining the present value of lease payments.

Maturities of lease liabilities are as follows:

For the years ending June 30:
2027	$25,028
2028	25,028
Total lease payments	50,056
Less: imputed interest	(986)
Total lease liabilities	$49,070

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

The Company was not subject to any material loss contingency as of June 30, 2026 and 2025.

NOTE 9. STOCKHOLDERS’ EQUITY

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

FOR THE YEARS ENDED JUNE 30, 2026 AND JUNE 30, 2025

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

	For the year ended June 30,
	2026	2025
Numerator:
Net (loss) income attributable to common stockholders	$(578,631)	$460,435
Denominator:
Basic and diluted weighted-average number of shares outstanding	30,015,036	30,009,878
Net income per share:
Basic and diluted	$(0.019)	$0.015

NOTE 11. NON-CONTROLLING INTERESTS

Qingguo, Chengheng, Rongbin and Tianju are the Company’s majority-owned subsidiaries which are consolidated in the Company’s financial statements with non-controlling interests recognized. As of June 30, 2026, the Company held 90%, 80%, 80% and 51% interest in Qingguo, Chengheng, Rongbin and Tianju, respectively.

As of June 30, 2026 and 2025, the values of the non-controlling interests in the consolidated balance sheet were $52,074 and $111,467, respectively.

For year ended June 30, 2026, the comprehensive loss attributable to common stockholders and non-controlling interests were $480,874 and $59,393, respectively.

For year ended June 30, 2025, the comprehensive income attributable to common stockholders and non-controlling interests were $482,050 and $33,131, respectively.

NOTE 12. SUBSEQUENT EVENTS

On August 28, 2026, Longduoduo HK was officially deregistered.

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. Other than the deregistration of Longduoduo HK described above, there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2026. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2026 for the purposes described in this paragraph.

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

As of June 30, 2026, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the four material weaknesses identified above under the heading “Evaluation of Disclosure Controls and Procedures.”

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the quarter ended June 30, 2026 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name and Address*	Age	Position/Title
Xu Huibo	44	President and Chairman of the Board
Zhou Hongxiao	50	Chief Executive Officer and Director
Kang Liping	43	Chief Financial Officer

*	The business address for all directors and officers is G3-5-8016, Shui’an Town, Ruyi Headquarte, Hohhot Economic Development District, Hohhot, Inner Mongolia, China 010000.

Xu Huibo, President and Chairman of the Board

Ms. Xu has served as our President and Chairman of the Board since November 30, 2023. Xu Huibo has been engaged in developing business strategies and assisting in their implementation for the past decade. Since 2022, Xu Huibo has been employed as Chairman and President of Jinrong Holdings (Hainan) Group Co., Ltd., where he was responsible for directing that company’s overall business strategy and operations. Jinrong Holdings operates a number of hospitals, primarily focused on the prevention of cardiovascular diseases. From 1917 to 2022 Xu Huibo served as Chairman of Fengqi Technology Co., Ltd., which provided business consulting services to the biotechnology and health management industries. Xu Huibo provided financial management advice to the company’s clients, as well as formulating strategic initiatives appropriate for the client’s overall business plan. From 2014 to 2016 Xu Huibo provided similar services as Chairman of Zhengzhou Suhe Asset Management Co., Ltd., an enterprise management and consulting firm. In 2006 Mr. Xu was awarded a Bachelor’s Degree in Finance by Shandong University.

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

Board Committees

Audit Committee

We do not presently have an audit committee. At the present time, we believe that the members of the Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, when our resources permit and the level of our operations justifies the improvement.

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

Section 16(a) Beneficial Ownership Reports Compliance

Under U.S. securities laws, commencing on November 27, 2023 when we registered our common stock with the SEC, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due. To our knowledge, based solely on our review of copies of the reports filed with the SEC, we believe that all reporting requirements for fiscal year 2026 were complied with by each person who at any time during the 2026 fiscal year was a director or an executive officer or held more than 10% of our common stock.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid by Longduoduo or its subsidiaries to its Chairman of the Board, Chief Executive Officer and Chief Financial Officer during the past two fiscal years. There was no officer or employee whose compensation for fiscal year 2026 exceeded $100,000.

						Non- Equity	Non- qualified
						Incentive	Deferred	All
	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Plan Comp.	Comp. Earnings	Other Comp.	Total
Name and Principal Position	June 30	($)*	($)	($)	($)	($)	($)	($)	($)
Xu Huibo	2026	31,161	-	-	-	-	-	-	31,161
Chairman of the Board	2025	36,046	-	-	-	-	-	-	36,046

Zhou Hongxiao	2026	15,780	-	-	-	-	-	-	15,780
CEO	2025	22,245	-	-	-	-	-	-	22,245

Kang Liping	2026	24,542	-	-	-	-	-	-	24,542
CFO	2025	21,921	-	-	-	-	-	-	21,921

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for any officer or employee as of June 30, 2026 or 2025, respectively.

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

Executive Officers and Directors	Amount of Beneficial Ownership of Common Stock (1)	Percentage Ownership of Common Stock
Directors and Named Executive Officers:
Xu Huibo	106,036	0.35%
Zhou Hongxiao	-	-%
Kang Liping	5,017	0.02%

All executive officers and directors as a group (6 persons)	111,053	0.37%

5% or Greater Shareholders
Zhang Liang	15,397,680	51.30%
Li Qiaozhen	1,596,034	5.32%
Liu Jiazhong	1,527,700	5.09%
Guo Xiaozhen	1,677,234	5.59%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. All shares represent only common stock held by shareholders as no options are issued or outstanding.

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

The following table shows the fees that were billed for the audit and other services provided by Bush & Associates CPA LLC with respect to the fiscal year ended June 30, 2026 and 2025.

	Year Ended June 30,
	2026		2025
Audit fees		$135,000		$135,000
Audit-related fees	$		$
Tax fees	$		$
All other fees	$		$

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Articles of Incorporation of Registrant (1)
3.1(b)	Certificate of Change Pursuant to NRS 78.209 filed on September 21, 2023 (2)
3.2	Bylaws of Registrant (1)
4(iv)	Description of Common Stock(3)
10.1	Form of Sales Agency Agreement, dated June 20, 2023 and expiring on June 20, 2026 by and between (a) Longduoduo Health Technology Co., Ltd. and Inner Mongolia Honghai Health Management Co., Ltd. (“Honghai”), (b) Inner Mongolia Rongbin Health Consulting Co., Ltd. and Honghai, (c) Inner Mongolia Chengheng Health Consulting Co., Ltd. and Honghai, (d) Inner Mongolia Qinguo Health Consulting Co., Ltd. and Honghai, and (e) Inner Mongolia Tianju Health Consulting Company Limited and Honghai.(4)
14	Code of Business Conduct and Ethics (4)
21.1	List of Company Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 10, 2021.
(2)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2023.
(3)	Incorporated by reference to the description of the common stock contained in the section titled Description of Capital Stock on page 35 of the Registration Statement on Form S-1 filed on November 10, 2021.
(4)	Incorporated by reference to the Exhibits to the Annual Report on Form 10-K for the year ended June 30, 2024 filed on October 15, 2024.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGDUODUO COMPANY LIMITED

Signature	Title	Date

/s/ Zhou Hongxiao	Chief Executive Officer	September 30, 2026
Zhou Hongxiao	(Principal Executive Officer)

/s/ Kang Liping	Chief Financial Officer	September 30, 2026
Kang Liping	(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below on September 30, 2026 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Zhou Hongxiao	Chief Executive Officer; Director
Zhou Hongxiao

/s/ Kang Liping	Chief Financial Officer
Kang Liping

/s/ Xu Huibo	President and Chairman of the Board
Xu Huibo

